Form 10-K
period 1999-12-31
NETCREATIONS INC
filed 2000-03-30
CIK 1091440

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                             ---------------------
                                   FORM 10-K
                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
                         TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the Fiscal Year Ended December 31, 1999
                                      or
/ / Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
For the Transition Period from _______ to _______

                       Commission File Number: 001-14875
                              ---------------------

                         -------------------------------
                               NETCREATIONS, INC.
            (Exact name of registrant as specified in its charter)

              New York                                     11-3300476
--------------------------------                      -----------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification Number)

 379 West Broadway, Suite 202
    New York, New York                                          10012
------------------------------                          -----------------------
    (Address of principal                                    (Zip Code)
     executive offices)

       Registrant's telephone number, including area code: (212) 625-1370

                           -------------------------
Securities registered pursuant to Section 12(g) of the Act:

                                            Name of each exchange
      Title of each class                    on which registered
------------------------------             -----------------------
Common Stock, $.01 par value                Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No --

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The number of shares of Registrant's Common Stock outstanding on March 27, 2000 was 15,495,000.

     The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the last reported sales price of the Registrant's Common Stock on March 27, 2000 was $189,750,000.*

* Excludes 11,700,000 shares deemed to be held by directors, officers and greater than 10% holders of the Common Stock outstanding at March 27, 2000. Exclusion of Common Stock held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Company, or that such person is controlled by, or under common control with, the Company.
================================================================================

                              NetCreations, Inc.

                          ANNUAL REPORT ON FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS



                                                                                           PAGE
                                                                                         REFERENCE
                                                                                            TO
                                                                                         FORM 10-K
Part I
 Item 1. Business ...................................................................        1
 Item 2. Properties .................................................................       10
 Item 3. Legal Proceedings ..........................................................       10
 Item 4. Submission of Matters to a Vote of Security Holders ........................       10

Part II
 Item 5. Market for the Company's Common Equity and Related Shareholder Matters .....       11
 Item 6. Selected Financial Data ....................................................       12
 Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .......................................................       14
 Item 7A. Quantitative and Qualitative Disclosure about Market Risk .................
 Item 8.  Financial Statements and Supplementary Data ...............................       32
 Item 9. Changes In and Disagreements with Accountants on Accounting and
        Financial Disclosure ........................................................       32

Part III
 Item 10. Directors and Executive Officers of the Company ...........................       33
 Item 11. Executive Compensation ....................................................       36
 Item 12. Security Ownership of Certain Beneficial Owners and Management ............       40
 Item 13. Certain Relationships and Related Transactions ............................       40

Part IV
 Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K ............       42

                                    PART I

                               ITEM 1. BUSINESS


Overview


     We provide Internet-based opt-in email direct marketing services that enable direct marketers to target promotional campaigns to consumers who have given their permission to receive email messages in any of over 3,000 topical categories. Our technology allows real-time, online email address selection and ordering by direct marketers, as well as response-tracking. We have, as of December 31, 1999, over 6 million email addresses in our database, which is currently growing at the average net rate of more than 20,000 email addresses per day.


     Through our www.postmasterdirect.com Web site and through third-party Web sites whose email address lists we manage, we have collected the email addresses in our database from consumers who have elected to receive promotional email messages, and have not subsequently opted out. We refer to these third-party Web sites and our own Web site as our NetCreations Network because they provide us email addresses for our database. We charge direct marketers a fee each time we send marketing materials on their behalf to an email address they have selected from our database. We pay a percentage of that fee to the third-party Web sites in our network each time an email address they own is used for a particular email marketing campaign. We generate substantially all of our revenues from the fees obtained from our direct marketing customers.


     There are currently over 225 third-party Web sites in the NetCreations Network, including sites such as Internet.com, Entrepreneur Magazine, CMPnet, LinkExchange, CDROM Guide, Regards.com and Volition. Each Web site in the NetCreations Network accumulates email addresses by placing a sign-up template on one or more of its Web pages which allows consumers to elect to receive email pertaining to a selection of topical categories. We believe that the aggregation of topically targeted, opt-in email addresses collected from third-party Web sites is an element of the attractiveness of our services to direct marketers.


     During 1999, we sent approximately 146 million email messages on behalf of more than 1,800 direct marketers and resellers. Our direct marketing customers range from large companies, such as Dell, Compaq, Ziff-Davis and J. Crew, to small retailers selling items over the Internet, such as Vermont Nutrition, Cyberswap, Inc., Technology Marketing Corp., and Intratech Alliance Corp. We also sell use of email addresses in our database to email address list brokers for use by their direct marketing customers. For the years ended December 31, 1997, 1998 and 1999, we generated net revenues of $1.1 million, $3.4 million and $20.7 million, respectively, and during those same periods we generated net income of $260,000, $606,000 and $4,531,000, respectively.


Industry Background


     The Internet and Online Commerce. The Internet is an increasingly significant global medium for communications, content and commerce. International Data Corporation estimates that the number of Web users worldwide was approximately 142 million at the end of 1998 and will grow to approximately 500 million by the end of 2003. Email was originally viewed as a simple personal communications tool, but it is increasingly used as a powerful and cost-effective business tool. Consequently, it has become one of the most popular Internet applications.


     The increasing functionality, accessibility and overall usage of the Internet and online services have made them an attractive commercial medium. The Internet and other online services are evolving into a unique sales and marketing channel, similar to retail stores, mail-order catalogs and television shopping. According to International Data Corporation, the number of Web buyers worldwide is estimated to increase from 30.8 million in 1998 to 182.6 million in 2003, which represents a compounded annual growth rate of 44%. International Data Corporation also estimates that the total value of goods and services purchased worldwide over the Web will increase from $50.4 billion in 1998 to $1 trillion in 2003, a compounded annual growth rate of 92%. The growing use of the Internet has led businesses to develop e-commerce strategies to drive traffic to their Web sites, attract customers and facilitate transactions.

     Advertising. Businesses use two forms of advertising to attract customers: brand advertising and direct marketing. Brand advertisements, including television, radio, magazine displays, and billboards, target a mass audience to generate awareness of a particular company, product or service. The goal of direct marketing, by contrast, is to target specific individuals who appear from behavioral patterns or demographic data to be likely purchasers of products or services. Direct marketing includes direct mail, telemarketing, and direct response advertising in newspapers and magazines and on radio and television. According to the DMA, approximately $162.7 billion, representing 57% of the total advertising expenditures in the United States, was spent on direct marketing in 1998. Furthermore, the DMA projects direct marketing spending to grow to $221.5 billion by 2003.

     Internet Advertising. The rise of the Internet and its fast-growing popularity among consumers and business owners has led both brand advertisers and direct marketers to begin experimenting with advertising and marketing online. According to Forrester Research, Internet advertising expenditures are expected to increase from $3.3 billion in 1999 to $33.1 billion in 2004 worldwide, and from $2.8 billion in 1999 to $22.2 billion in 2004 in the United States. According to the DMA, online direct marketing expenditures in the United States are expected to increase from $1.1 billion in 1999 to $5.3 billion in 2003.

     Currently, the most popular form of Internet advertising is banner advertising. Web sites display advertising banners which users can click through to visit the advertiser's Web site and obtain more information about a company's product or service. However, while banners provide advertisers with the ability to reach broad audiences and establish brand awareness, they have proven to be less than effective as vehicles for direct marketing. Response rates, or click-throughs, from banner advertisements averaged approximately 0.7% as reported by Forrester Research in March 1999.

     Email advertising campaigns are cheaper and faster than traditional direct marketing. However, the practice of sending unsolicited commercial email, or "spam," is strongly opposed by many Internet users. Spam lists are databases of email addresses gathered without the recipients' knowledge or consent from Internet newsgroups, chat rooms, Web sites, and member directories. While spam lists may be inexpensive to rent, costing less than $1 for 1,000 addresses, the hostile reaction they can generate among Internet users can be very costly to a marketer's reputation. Spamming can also result in attacks on the marketer's corporate mail server by the automated transmission of extremely large volumes of angry email messages. Moreover, a marketer who engages in spamming risks being disconnected from its Internet service provider or having all subsequent email transmission attempts blocked. Over the last few years, spam transmitters have been successfully sued by Internet service providers such as America Online and Earthlink and several states have passed legislation barring or restricting the transmission of unsolicited email messages.

     Businesses attempt to utilize the most cost-effective advertising source to maximize their advertising dollar. Drawbacks to traditional direct mail include the high costs involved, the delay in response and the difficulty in tracking responses. Banner advertising is not a cost-effective form of direct marketing because of its relatively low click-through rate. Unsolicited email advertising is generally not desirable because of privacy concerns and potential damage to marketers' reputations.


Our Business

     We provide Internet-based opt-in email direct marketing services which respect consumers' privacy. Our opt-in email marketing system enables direct marketers to target promotional campaigns to consumers who choose (1) whether or not they would like to receive commercial messages, (2) the type or categories of information that they would like to receive and (3) the amount of personal data that they are willing to disclose. The users can opt out, or stop receiving these messages, at any time. Unlike some "permission-based" email marketing companies that do not always verify the election of their list members to receive email messages, we have developed a double opt-in confirmation system. We require each Internet user to confirm the user's desire to receive messages, typically by responding to a verification email. This way, no Internet user can be signed up for our lists by an unauthorized third party.

     Our opt-in email direct marketing business offers direct marketers three key advantages over postal direct marketing and banner advertising:

   o Speed. Opt-in email campaigns can be sent out immediately without waiting days or weeks at a postal lettershop. We believe that email campaigns also generate results in a shorter period of time than traditional direct mail, producing leads and sales within 24 to 48 hours, compared to six to eight weeks offline.

   o Responsiveness. Opt-in email campaigns typically generate higher response rates than postal mail or banner ad campaigns. We believe that opt-in email campaigns typically generate response rates ranging from 5% to 15%, although Forrester Research estimates that opt-in email campaigns generated average response rates of 18% as of March 1999. This greatly exceeds the typical banner advertising response rate of 0.7% and typical postal direct mail response rates, which we believe to be approximately 2%. We also believe, based on the response rates reported to us by our direct marketing customers, that our double opt-in system contributes to our lists generating higher response rates than other email lists in the market. In addition, we can confirm to Internet service providers that messages sent are not unsolicited spam. As a result, NetCreations' and our direct marketers' email messages are allowed to travel freely through the networks of all of the major Internet service providers.

   o Cost. Opt-in email campaigns cost less than postal mail campaigns. Forrester Research estimates that the typical costs for email campaigns range from 15 to 45 cents per email message sent (to rent a list and have an email service bureau send it out). This compares to an average cost of 60 cents per delivery for a postal direct mail campaign, including the list rental, printing, postage and processing fees. While banner ads may cost less than email campaigns, on a CPM (cost per thousand) basis, banner campaigns often end up costing more because of their low response rates.

     Our customers include Web sites that collect email addresses and direct marketers, including advertisers and email address list brokers. Our service allows demographic selection of email addresses based on the personal data provided by Internet users when their sign-up forms were completed. Additionally, it provides real-time, online list selection and ordering. We also provide an optional response-tracking program that allows marketers to monitor and improve the effectiveness of their email marketing campaigns.

     Our email address database offers direct marketers and email address list brokers more than 6 million email addresses gathered from a network of more than 225 third-party Web sites, including sites such as internet.com, Entrepreneur Magazine, CMPnet, LinkExchange, CDROM Guide, Regards.com and Volition. In February 2000 we signed a number of agreements, which we are in the process of implementing, to build lists for sites including Uproar.com, SportsLine.com, AllAdvantage.com and About.com. We provide marketers and e-commerce retailers a selection of targeted email address lists designed to achieve maximum response to their offers. We currently have email addresses listed in our database in over 3,000 topical categories, from general consumer lists to business-to-business lists.

     Our services enable Web site owners to compile email address lists and demographic profiles of their members. We then make these lists available to direct marketers on our www.postmasterdirect.com online store, providing incremental revenue opportunities in the form of commissions for Web sites when email addresses owned by those Web sites are used by marketers. In addition, our Web site provides marketing, mailing, merging of lists, purging of duplicate email addresses, and subscribe/unsubscribe services to users of our email addresses.


Our Strategy


     Our goal is to become the leader in opt-in direct marketing services on the Internet. Key elements of our strategy include the following:


   o Maintain and Extend Market Leadership in Opt-In Email Direct Marketing. We intend to maintain and extend our leadership role in email direct marketing by aggressively expanding our network of third-party Web sites with additional Web sites worldwide. We are exploring ways to encourage third-party Web sites currently participating in our NetCreations Network to refer additional Web sites to join our network. In addition, we may participate in cooperative databases, in which we would agree to share opt-in email addresses and fees. We may also acquire other Web sites in an effort to aggregate more opt-in email addresses. In connection with our worldwide list expansion, we intend to develop capabilities for adding email addresses to our database from non-English language consumers. We also plan on hiring additional business development personnel to assist us in obtaining more list members.

   o Enrich Our Database with Opt-In Transaction Data. We intend to develop mechanisms to provide direct marketers with lists of consumers who have purchased specified products on the Internet. We plan to work with leading e-commerce and catalog sites to incorporate an opt-in sign-up form that will allow Internet consumers to elect to receive targeted offers related to the products and services that they have purchased. By doing so, we will build a large, comprehensive database of consumer purchase behavior on the Internet which we believe will be attractive to direct marketers.

   o Develop New Internet Marketing Products and Services. We intend to expand our direct marketing services to additional applications on the Internet such as incentive programs and sweepstakes promotions. We also intend to expand the use of our current response-tracking system to create an end-to-end system that measures responses all the way from the message delivery to the sale. In addition, we intend to develop email delivery and tracking capabilities for non-English languages and character sets to facilitate our worldwide list expansion and marketing plans.

   o Expand Our Sales Channels. In addition to our direct sales efforts, we market our services through indirect sales channels such as list brokers, advertising agencies, Web design firms and other resellers. We intend to develop additional sales channels to penetrate vertical markets such as small business/home office, technology, publishing and manufacturing. In addition, we continuously work with our existing indirect sales channels to further the growth of sales through these sales channels. We recently launched an online list brokerage program that enables Web sites that target small business owners and entrepreneurs to private-label our email address list rental program and earn commissions by referring customers to us.

   o Leverage Our Scaleable Technology Platform. We have developed and rely upon our proprietary software and intend to capitalize on its modular design to easily expand our capabilities to process increasing demand for email messaging by our direct marketing customers. Our platform also enables the addition of new features and products to satisfy the needs of our customers for quality, innovative products and services.


Our Services

     We provide Internet-based opt-in email address list management, email address list brokerage, a response management system, and email delivery services through our www.postmasterdirect.com Web site.

     Email Address List Management. We currently aggregate and manage opt-in email addresses across a network of more than 225 third-party Web sites. Once a Web site joins our network, we provide a sign-up template for the site to place on one or more of its Web pages. Generally, this is a page that receives a large number of visitors, such as a registration page or a page thanking visitors for entering a contest or downloading some software. Our template allows the participating site to facilitate the gathering of opt-in email addresses in a variety of topical categories, including business, investing, sports, travel, computing, contests, and entertainment. Although our system is capable of processing elections to receive email messages relating to more than 3,000 topical categories, most Web sites post the selection of category choices that they believe will be of greatest interest to their visitors. The sign-up form also includes a demographic profile asking the visitor for an email address, postal address, age, income, gender, occupation, title and other information. However, the only information users are required to submit is an email address.

     In November 1997, we adopted a double opt-in process to protect Internet users' privacy by preventing anyone from signing them up without authorization. Generally, whenever a visitor to a participating Web site opts in to receive email, the sign-up request is immediately transmitted to our server. Our server then sends the visitor a confirmation message requiring the person to click on an embedded link in the message and enter a special code on our www.postmasterdirect.com Web site. When the visitor confirms the sign-up request and becomes an email list member, the visitor's email address is added to our database and is made available to our direct marketing customers. However, the Web site from which the email address was derived continues to own its list of email addresses which are included in our database.

     We typically pay to the applicable Web site owner a commission of 50% of the revenue we have earned, less volume discounts, if applicable, each time we send an email message to the email addresses owned by that Web site owner. In the event that an email address appears on more than one email address list selected by our customer, the 50% commission is paid only to the Web site owner whose email address list is designated by our customer as the preferred list. We currently do not charge the list owners any additional setup, processing or maintenance fees for our service. In a small number of cases, primarily involving Web sites that we believe are well-known to both consumers and our direct marketing customers, such as ICQ, Inc., we have agreed to pay advance fees to such Web sites. In those cases, we generally, but not always, have the right to offset against those payments any payment of the percentage of fees that may become payable to those Web sites. In addition, we may pay third-party Web sites flat fees for the collection of email addresses for inclusion in our database.

     Email Address List Brokerage. We provide marketers and e-commerce retailers with a selection of targeted email address lists designed to achieve the maximum response rates to their offers. Direct marketers can make their own list selections and place their own orders through our Web site. On-screen menus and instructions help direct marketers pick lists and choose selection criteria. Alternatively, our sales and customer service staff provides assistance with email address list recommendations, order placement, and, occasionally, copywriting of email messages. Orders placed by 5 PM Eastern Time are generally sent out that night. Orders placed through our online marketplace by the direct marketers themselves are generally paid by credit card.

     Our service allows direct marketers to:

   o open a customer account;

   o search for email address lists by topical category or keyword, such as "travel" or "sports;"

   o select demographic data characteristics, such as age, income and zip code, to define the email addresses to which they would like to send email messages (but they do not actually access demographic data in our database); and

   o aggregate the various email address lists the direct marketer wants to use and remove any duplicate addresses.

     TrackBot Email Response Management System. Through TrackBot, we can provide campaign results to our customers, but only on an anonymous, aggregate basis that does not violate an individual's expectation that personal data will not be disclosed without their permission. TrackBot offers direct marketers, if they elect to use this service, a way to track aggregate responses to their mailings through the responder's click-through, allowing direct marketers to gauge the success of their campaigns quickly and to focus their campaigns on the best-performing email address lists. TrackBot provides a simple one-click setup through www.postmasterdirect.com's automated Web ordering system and easy to read charts that display aggregate response rates by list or by offer. Direct marketers who select email address lists from our email marketing service simply place their order in their online accounts and TrackBot automatically generates customized hypertext links for insertion into the email messages sent out. The click-throughs produced by the campaign are then tracked and recorded by our servers. TrackBot is a free service to companies that use our opt-in email address lists. We intend to upgrade our current response-tracking system to create an end-to-end system that would permit us to measure responses from the message delivery to the sale.

     Email List Delivery. In addition to emailing messages for our direct marketing customers' campaigns, our email list delivery service provides high-volume email distribution for delivery of email for customers sending messages to email addresses owned by such customers. Our sophisticated email infrastructure is available to direct marketers, publishers, list managers, online merchants and Web site owners seeking a fast, affordable way to communicate with their own customers by email.


Our Customers

     Email Address List Management Customers. We manage email address lists for our NetCreations Network, which currently consists of more than 225 third-party Web sites. Our network sites include a variety of Web sites such as internet.com, ICQ, Entrepreneur Magazine, CMPnet, LinkExchange, CDROM Guide, Regards.com and Volition. In February 2000 we signed agreements, which we are in the process of implementing, to build lists for sites such as Uproar.com, SportsLine.com, AllAdvantage.com and About.com. Net revenues generated from the email address lists of two of the Web sites in our network accounted for approximately 15% and 24% of our total net revenues during 1998 and 1999, respectively. Loss of these email address lists could materially adversely affect our business, financial condition and results of operations.

     Email Address List Brokerage Customers. Our email direct marketing customers consist of advertisers and email list brokers. During 1999 we sent email messages on behalf of more than 1,800 direct marketing customers, from large companies such as Dell, Compaq, Ziff-Davis and J.Crew to small retailers selling items over the Web, such as Vermont Nutrition, Cyberswap, Inc., Technology Marketing Corp., and Intratech Alliance Corp. No email direct marketing customer accounted for more than 5% of our net revenues during 1999.


Sales And Marketing

     We market our services through our direct sales organization and through indirect distribution channels, including email list brokers, advertising agencies, Web design firms and other resellers. We sell our services to direct marketers primarily through our direct sales organization. As of December 31, 1999, our direct sales organization included 21 employees responsible for account management, business development and customer service and we had one employee engaged in separate marketing activities.

     Our sales organization is complemented by independent resellers, such as list brokers, advertising agencies and Web design firms. These resellers purchase our service at a discount for resale to their own marketing customers and may provide list selection, support and customer service to end users. In 1998, resellers were responsible for approximately 38% of our net revenues and represented approximately 49.5% of our net revenues for 1999. We anticipate that the percentage of our total revenues derived from indirect sales will increase in the future.


Research And Development


     Our research and development efforts include product architecture, core technology, product testing, quality assurance and expanding the ability of our products to operate with the leading email software and Web browser platforms. In addition, our research and development group also provides some customer support activities. As of December 31, 1999, we had 11 employees, including our Chief Technology Officer, Ryan Scott Druckenmiller, who devote a substantial portion of their time to our research and development efforts. We believe that research and development expenses will increase in the future and that we will need to hire more developers as our operations expand.

     We believe that our future performance will depend in large part on our ability to:

   o scale our technology platform;

   o maintain and enhance its speed, reliability, capacity, and connectivity across multiple platforms; and

   o assure its ease-of-use by customers, flexibility and effectiveness in satisfying evolving customer requirements.


Technology


     We employ a combination of hardware and custom and third-party software to implement our opt-in direct marketing services. We believe that this results in a highly scaleable, secure, reliable, and modular architecture that blends our internal expertise with industry-standard technology to create a proprietary infrastructure.

     We intend to continue expanding our technology infrastructure to support the growth of our business. This will include, among other things, co-locating our servers and increasing the redundancy of our networks and database storage systems.

     Connectivity. We currently have redundant T1 Internet connections provided by Globix and Frontier Communications, enabling us to deliver approximately two million email messages per day. We believe that the scaleable nature of our system's design will allow us to increase our email delivery capacity as needed. We are in the process of co-locating our systems which will initially triple our internet access and provide us with access to additional Internet bandwidth to meet our growth for the next 12 months.

     Our online ordering system provides for secure e-commerce credit card purchases and for email delivery. We believe that this encourages use of our online marketplace.

     Hardware. Multiple servers and personal computers are dedicated to specific functions within our network architecture. We utilize three ALPHA servers from Digital Equipment Corporation running Digital Unix operating systems. One server utilizes an Oracle database to aggregate, sort, and store the data we manage from our network of Web sites. Two of the DEC machines are clustered together as the primary Web server for our www.postmasterdirect.com Web site. In addition, a third server has been installed which is used to back up system information and increase processing power and redundancy.

     Intel-based servers are dedicated to sending out email messages and allowing tens of thousands of users per day to access the list sign-up forms on our third-party Web sites, to opt in to receive email messages on topics of interest, and to confirm that their elections to receive commercial email messages are valid. We utilize a dedicated server to balance the load among our email delivery servers and to provide redundancy within the email delivery system. We currently have a server which is dedicated for system backup. In addition, a separate server is dedicated to monitoring system activity and will notify an administrator if a problem arises. All of these servers run Linux operating systems from Red Hat Software; we believe that more servers can be added to increase capacity as needed.

     We employ a Network Associates firewall to protect our computer systems from unauthorized access.

     Software. Our research and development team developed proprietary software using MetaHTML, PERL and SQL. This software enables Internet users to opt in to receive targeted advertising information from our marketing customers through sign-up forms on our network of more than 200 third-party Web sites. In addition, this software enables our direct marketing customers and email address list brokers to target Internet users with specific demographics who have opted in to our database. This process allows our marketing customers to send specific advertising messages to recipients who have indicated an interest in receiving messages on the topic.


     Our software is modular. Modularity enhances our ability to add, remove, or replace system applications as needed. For example, we recently implemented TrackBot, a proprietary software application which allows marketers to track the response rates to their mailings. We can continue to enhance TrackBot, or any other application, as well as add additional software elements as needed.


     We have also developed a double opt-in list subscription confirmation system which sends Internet users a confirmation email message after they have signed up for a list and requires them to verify that they would like to begin receiving commercial email messages from our marketing clients. We developed the double opt-in system in November 1997 and have filed a patent application for this technology.


Competition


     The market for our email address list management and brokerage services is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. Competitors vary in size and in the scope and breadth of the services offered. While no competitor, to our knowledge, currently has a network of third-party Web sites similar to ours that generates double opt-in email address lists, we face intense competition for companies' Internet-based direct marketing budgets.


     We face direct competition from companies in the following categories:


     o email direct marketers such as YesMail.com, BulletMail and 24/7 Media;


     o incentive-based direct marketers such as MyPoints.com and Netcentives;
       and

     o permission-based outsourced email direct marketers such as Exactis.com and MessageMedia.

     In addition, we presently indirectly compete with companies in the following categories:

     o email address list owners who manage their own email address lists, such as Xoom.com;

     o banner advertising managers such as DoubleClick and Flycast Communications; and

     o postal direct marketing companies such as Direct Media (Acxiom) and American List Counsel.

     In addition, because there are relatively low barriers to entry in the email direct marketing business, we expect additional competition from other established and emerging companies as the email direct marketing business continues to develop and expand. We also expect to face competition in the future from other companies entering the field as email address list owners, managers and brokers.

     Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we have. In addition, many of our competitors have well-established relationships with our current and potential marketing customers, have extensive knowledge of our industry and are capable of offering non-email based advertising and marketing products that are beyond the scope of our current business operations but might be attractive to customers seeking to purchase services in addition to email direct marketing services. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their services than we can. In addition, current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their services to address their customers' needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations.

     We may not be able to compete successfully against current and future competitors, because increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations.


Intellectual Property and Other Proprietary Rights

     While we provide a direct marketing service, we are also a technology company. A large part of our success depends on protecting our intellectual property, which is one of our most important assets. If we do not adequately protect our intellectual property, our business, financial condition and results of operations would be seriously harmed.

     We have developed and continue to develop our proprietary software and make it available for our customers' use over the Internet. This way, we never allow our customers access to our source code. In addition, we require employees, contractors and other persons with access to our proprietary information to execute confidentiality and non-compete agreements with us. We seek to protect our software, documentation and other written materials under trade secret and other intellectual property laws, which afford only limited protection.

     We have one pending United States patent application. This application seeks to protect our "double opt-in" system of verifying the requests of Internet users who ask to join our targeted email lists. We have no issued foreign patents, nor do we have any pending foreign patent applications. It is possible that no patent will issue from the currently pending patent application. It is also possible that any potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. Also, any patent issued to us may not provide us with any competitive advantages. We may not develop future proprietary products or technologies that are patentable, and the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and, while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology, duplicate our products or design around patents issued to us or our other intellectual property.


     There has been a substantial amount of litigation in the software industry regarding intellectual property rights. It is possible, that in the future, third parties may claim that our current or potential future products infringe upon their intellectual property. We expect that persons, such as ourselves, that develop software will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business, financial condition and results of operations.


     We integrate third-party software in our software products. We license server software from Digital Equipment Corporation and Universal Access, Inc. The third-party software may not continue to be available to us on commercially reasonable terms. We may not be able to renew these agreements or develop alternative technology. If we cannot maintain licenses to key third-party software, develop similar technology or license similar technology from another source on a timely or commercially feasible basis, our business, financial condition and results of operations could be seriously harmed.


Government Regulation


     Currently, there are relatively few laws and regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is likely that a growing number of laws and regulations will be adopted and that existing laws or regulations may be applied differently with respect to the Internet and email direct marketing services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust, and characteristics and quality of products and services. Also, the growth and development of the market for email direct marketing may lead to more stringent consumer protection laws and regulations that may impose additional burdens on those companies conducting business online. In addition, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new laws or regulations or new applications of those existing laws or regulations could hinder the growth of the Internet or email direct marketing, which could, in turn, decrease the demand for our products and services and increase our cost of doing business or otherwise adversely affect our business.


     Legislation has recently been enacted in several states relating to spamming. The federal government and several states, including New York, are considering, or have considered, similar legislation. The provisions of these current and contemplated laws vary, but they generally limit or prohibit both the transmission of unsolicited emails and the use of familiar spamming techniques such as the use of forged or fraudulent routing and header information. Some states, including California, require that unsolicited emails include opt-out instructions and that senders of such emails honor any opt-out requests, a requirement that is consistent with our own permission email policies. We believe that our opt-in email system will not be affected by such legislation because we do not send unsolicited messages and because our current practices are intended to comply with current and proposed legislation. However, there can be no assurance that such legislation or similar legislation will not also affect permission email marketing in a way that could force us to change our business practices, particularly in light of the rapidly evolving state of the law in this area. In such event, our business could suffer.

Employees

     As of December 31, 1999, we had a total of 40 employees, including 21 employees responsible for account management, business development and customer service, 11 in technology, seven in administration, and one in marketing. All of these employees were located at our headquarters in New York City. None of our employees is represented by a collective bargaining agreement, and we believe our employee relations to be good.


                              ITEM 2. PROPERTIES

     We lease our principal sales, marketing, technology, and administrative facility of approximately 7,400 square feet in New York City at an annual cost of approximately $195,000 with customary escalation clauses. The lease expires on March 1, 2003. We have no other offices at this time. We are presently negotiating to lease additional space in a location near our current offices to accommodate our expansion. We believe that with the addition of that space, our facilities will be adequate for our current needs and for at least 18 months thereafter and that suitable additional or alternative space will be available in the future as required on commercially reasonable terms.


                           ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any legal proceedings.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our shareholders for consideration during the quarter ended December 31, 1999.

                                    PART II


           ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                              SHAREHOLDER MATTERS

     Since our initial public offering on November 12, 1999, our common stock has traded on the Nasdaq National Market under the symbol "NTCR". The following table sets forth for the periods indicated the high and low sales prices for the common stock, as reported on the Nasdaq National Market for each fiscal quarter.





                                                   HIGH        LOW
                                                ---------   ---------
         FISCAL YEAR ENDED DECEMBER 31, 1999
         Fourth fiscal quarter
          (from November 12, 1999)               $693/4      $171/2


     On March 27, 2000, the closing sales price for our common stock on the Nasdaq National Market was $50.00.

     The number of record holders of our common stock as of March 27, 2000 was 14 and the number of beneficial holders was approximately 2,800.


Dividends

     We have not declared or paid any cash dividends on our common stock to date and do not anticipate paying any cash dividends on its shares of common stock in the foreseeable future because we intend to retain earnings, if any, to finance the expansion of our business and for general corporate purposes.


Sales of Unregistered Securities

     Our 1999 Stock Option Plan (the "Plan") was adopted by the board of directors in July 1999. The Plan provides for the grant of options to our directors, officers, employees and certain consultants. We have granted options to purchase 241,000 shares of our common stock at an exercise price of $5.00 per share. We have granted options to purchase 300,000 shares of our common stock to three of our directors at an exercise price per share equal to $10.00. We have granted options to purchase 5,500 shares of our common stock at prices below fair market value. In addition, we have granted options, effective as of January 6, 2000 and February 2, 2000, to purchase a total of 1,050,000 shares of our common stock to four executive officers at exercise prices per share equal to $33.25 to $33.50, respectively. In 2000, we have also granted options to purchase 33,000 shares of our common stock to employees at exercise prices equal to the fair market value on the date of grant.


Use of Proceeds

     On November 12, 1999, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-84019). Pursuant to this Registration Statement, we completed our initial public offering of 3,795,000 shares of our common stock (including 495,000 shares issued upon the exercise of the over-allotment by the underwriters) at an initial public offering price of $13.00 per share. Our initial public offering was managed by Friedman Billing Ramsey. Net proceeds to us from our initial public offering, after calculation of the underwriter's discount and commission of $3.5 million and offering expenses of $2.2 million, totaled $43.6 million. None of the expenses incurred in our initial public offering were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity or our equity securities or to our affiliates. As of December 31, 1999, we have used an estimated $5.0 million to pay off our bank loan, purchase equipment to support the growth of our business and other general corporate purposes. The remainder will be used for working capital, capital expenditures and other general corporate purposes. In addition, we may also use a portion of the net proceeds to acquire or invest in businesses, technologies or products complementary to our business.

                        ITEM 6. SELECTED FINANCIAL DATA

     This section presents selected historical financial data of NetCreations. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and you should read carefully the financial statements included in this Report, including the notes to the financial statements. The selected data in this section is not intended to replace the financial statements.

     NetCreations derived the statement of operations data for the years ended December 31, 1997, 1998 and 1999, and balance sheet data as of December 31, 1998 and 1999 from the audited financial statements in this Report. Those financial statements were audited by Grant Thornton LLP, independent certified public accountants. NetCreations derived the statement of operations data for the year ended December 31, 1996 and the balance sheet data as of December 31, 1996 and 1997 from audited financial statements that are not included in this Report. NetCreations derived the statement of operations data for the period from NetCreations' inception to December 31, 1995 from unaudited financial statements prepared by management. In the opinion of management, such information has been prepared on the same basis as the audited financial statements included elsewhere in this Report. Historical results are not necessarily indicative of the results to be expected in the future.




                                                 Period from
                                                 Inception to                   Year Ended December 31,
                                                 December 31,   ---------------------------------------------------------
                                                     1995           1996          1997           1998           1999
                                                --------------  -----------  -------------  -------------  --------------
Statements of Operations Data:
Net revenues .................................    $ 101,652      $476,190     $1,100,781     $3,446,539     $20,658,223
Cost of revenues .............................        8,213        43,090        173,124      1,509,776      10,464,359
                                                  ---------      --------     ----------     ----------     -----------
Gross profit .................................       93,439       433,100        927,657      1,936,763      10,193,864
                                                  ---------      --------     ----------     ----------     -----------
Operating expenses:
 Selling and marketing .......................       29,482       195,451        289,904        492,004       2,088,100
 Technology, support and development .........       28,275       177,923        193,554        373,746         694,311
 General and administrative ..................       12,893        60,734        151,221        365,343       1,914,608
 Depreciation and amortization ...............           --           554          9,515         23,414         195,362
                                                  ---------      --------     ----------     ----------     -----------
Total operating expenses .....................       70,650       434,662        644,194      1,254,507       4,892,381
                                                  ---------      --------     ----------     ----------     -----------
Income (loss) from operations ................       22,789        (1,562)       283,463        682,256       5,301,483
                                                  ---------      --------     ----------     ----------     -----------
Interest income ..............................           --            --             --             --         209,182
Interest expense .............................           --            --            (86)        (4,165)        (33,157)
                                                  ---------      --------     ----------     ----------     -----------
Interest income (expense) -- net .............           --            --            (86)        (4,165)        176,025
                                                  ---------      --------     ----------     ----------     -----------
Income (loss) before income taxes ............       22,789        (1,562)       283,377        678,091       5,477,508
                                                  ---------      --------     ----------     ----------     -----------
Income tax provision .........................           --         7,434         23,028         72,228         946,000
                                                  ---------      --------     ----------     ----------     -----------
Net income (loss) ............................    $  22,789      $ (8,996)    $  260,349     $  605,863     $ 4,531,508
                                                  =========      ========     ==========     ==========     ===========
Net income (loss) per share-basic and
 diluted .....................................    $    0.00      $  (0.00)    $     0.02     $     0.05     $      0.37
                                                  =========      ========     ==========     ==========     ===========
Weighted average shares used in per share
 computation (000's omitted):
   For basic .................................       11,700        11,700         11,700         11,700          12,187
   For diluted ...............................       11,700        11,700         11,700         11,700          12,352
Pro forma Data: (1)
Historical income (loss) before income tax
 provision ...................................    $  22,789      $ (1,562)    $  283,377     $  678,091     $ 5,477,508
Pro forma income tax provision (benefit) .....        3,500        (1,000)       129,000        316,000       2,537,000
                                                  ---------      --------     ----------     ----------     -----------
Pro forma net income (loss) ..................    $  19,289      $   (562)    $  154,377     $  362,091     $ 2,940,508
                                                  =========      ========     ==========     ==========     ===========
Pro forma basic and diluted net income
 (loss) per share ............................    $    0.00      $  (0.00)    $     0.01     $     0.03     $      0.24
                                                  =========      ========     ==========     ==========     ===========

                                           Period from
                                          Inception to
                                                                Year Ended December 31,
                                          December 31,   -------------------------------------
                                              1995         1996      1997      1998      1999
                                         --------------  --------  --------  --------  -------
   Shares used in per share computation
    (000's omitted):
   For basic ..........................     11,700       11,700    11,700    11,700    12,187
   For diluted ........................     11,700       11,700    11,700    11,700    12,352



                                                                         December 31,
                                                    -------------------------------------------------------
                                                        1996          1997         1998           1999
                                                    ------------   ----------   ----------   --------------
Balance Sheet Data:
Cash and cash equivalents .......................    $  32,981      $ 54,002     $ 96,855     $41,305,814
Working capital (deficiency) ....................      (16,593)       68,698      339,981      43,047,007
Total assets ....................................       59,372       233,489      943,804      52,391,415
Long-term debt (less current portion) ...........           --            --       30,180         101,225
Total stockholders' equity (deficiency) .........       (5,459)      121,129      476,992      45,262,021

------------
(1) Prior to November 15, 1999, we had elected to be taxed as an S corporation for federal and state income tax purposes. Accordingly, no provision has been made for federal and certain state income taxes during these periods. Pro forma net income has been computed as if we had been fully subject to federal, state and local income taxes. On November 15, 1999, we terminated the S corporation election and became a C corporation which is fully subject to federal, state and local income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


     You should read this discussion together with the financial statements and other financial information included elsewhere in this Report.


Overview

     We provide Internet-based opt-in email direct marketing services that enable direct marketers to target promotional campaigns to consumers who have given their permission to receive email messages regarding selected topical categories. In addition, our technology provides direct marketers, as well as list brokers who purchase use of our email address lists on behalf of their customers, with real-time, online email address selection and ordering as well as response-tracking.

     As of December 31, 1999, we had over 6 million email addresses in our database. The email addresses in our database were collected from consumers who opted in through our Web site or a third-party Web site, and have not subsequently opted out or been removed from our database because an email to that address had been returned as undeliverable. We currently manage opt-in email address lists for over 225 Web sites. Each Web site in the NetCreations Network accumulates email addresses by placing a sign-up template on one or more of its Web pages which allows consumers to opt in to receive email messages in a selection of topical categories that the Web site owner believes will be of greatest interest to the Web site's visitors. We currently have email addresses listed in more than 3,000 topical categories in our database.

     During 1999 we generated substantially all of our net revenues by providing Internet opt-in email direct marketing services to our advertising customers. We charge direct marketers for each use of an opt-in email address from our database. In some cases, we grant volume discounts to our customers. During 1999, we earned less than 1% of our net revenue by charging for delivery of email for customers sending messages to email addresses owned by such customers.

     Some of our customers consist of resellers. These resellers, principally consisting of email list brokers but also including interactive advertising agencies, Web design firms and Web sites that attract small business owners, place orders in the reseller's own name for use of opt-in email addresses in our database by the reseller's email direct marketing customers. We bill the reseller our customary fees for that use of opt-in email addresses, less any applicable volume discounts. In addition, we grant a brokerage discount to the reseller. Revenue earned for our services after volume and broker discounts, is reported in our financial statements as net revenues and is recognized when email messages are transmitted to the selected email addresses.

     We generally pay to the applicable Web site owner a commission, typically amounting to 50% of the revenue we have earned, less volume discounts, if applicable, each time we send an email message to the email addresses owned by that Web site owner. Net revenues generated from the email address lists of two of the Web sites in our network accounted for approximately 15% and 24% of our total net revenues during 1998 and 1999, respectively. Loss of these email address lists could materially adversely affect our business, financial condition and results of operations. In the event that an email address appears on more than one email address list selected by our customer, the commission is only paid to the Web site owner whose email address list is designated by our customer as the preferred list. These commissions, along with amounts incurred in implementing the Web site's sign-up program are reported as cost of revenues in our financial statements. During 1999, commissions accounted for over 99% of cost of revenue. We do not incur these commissions when customers select names from our own email address lists. As of December 31, 1999, we derived approximately 5% of the total email addresses in our database from our own Web site, but the proportion of email addresses in our database that are derived from our Web site has been decreasing and we expect that proportion will continue to decrease over time.

     In a small number of cases, primarily involving Web sites that we believe are well-known to both consumers and our direct marketing customers, such as ICQ, Inc., we have agreed to pay advance fees to such Web sites. In those cases, we generally, but not always, have the right to offset against those payments any payment of the percentage of fees that may become payable to those Web sites. In addition, we may pay third-party Web sites flat fees for the collection of email addresses for inclusion in our database. Advance payments could impact our cash flow, and may prevent us from making other expenditures that could generate other revenues or growth for us. Our net income could be negatively affected if a list management arrangement is not profitable enough for us to earn amounts sufficient to offset advance payments, or if a list management arrangement is terminated before we are able to earn amounts sufficient to offset advance payments.

     If competitive pressures or strategic or other reasons cause us to make advance payments that are not recovered or pay commissions of more than 50% of the revenue from sending email messages to email address list owners, our margins will be reduced. We may have reduced profits or may become unprofitable if any increase in the amount of unrecovered advance payments to Web site owners or the rate of commissions paid to Web site owners, and the consequent decrease in our margins, is not offset by lower general and administrative costs as a percentage of revenues or increased revenues from other sources.

     For the year ended December 31, 1998, we had net revenues of $3,446,539 and net income of $605,863. For the year ended December 31, 1999, we had net revenues of $20,658,223 and net income of $4,531,508. We intend to implement our business strategy by increasing expenditures on sales and marketing, new product offerings, technology, and infrastructure development. Incremental costs relating to any new products that may be introduced in the immediately foreseeable future would be primarily for increased personnel but would likely also include nominal costs for technological enhancements. Those expenditures, any changes in our customary arrangements with Web site owners described in the two preceding paragraphs, as well as various factors beyond our control, including increased competition, may negatively impact our operating margins and our profitability in the future.

     Additionally, future profits will be negatively impacted by the initial granting of stock options to employees under our 1999 Stock Option Plan. To the extent that options are granted at an exercise price which is below fair market value on the date of grant a charge will result to our operations under Financial Accounting Standards Board Statement No. 123 ("FASB 123"), "Accounting for Stock-Based Compensation." During the year ended December 31, 1999, we granted options to acquire 546,500 shares of our common stock to our employees and directors other than Ms. Resnick and Mr. Druckenmiller. Of these options, 241,000 were granted at an exercise price of $5.00 per share, which was below fair market value on the date of grant 300,000 were at an exercise price of $10.00 per share, which was below fair market value on the date of grant and 5,500 were granted at various prices below fair market value on the date of grant. During the year ended December 31, 1999, we recorded deferred compensation in connection with these grants of $2,865,465 of which $552,294 was amortized to expense.

     As permitted by FASB 123, we have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for our stock options. Under APB 25, when the exercise price of stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. If the exercise price of the stock option is less than the market price of the underlying stock on the date of grant, we will record an expense equal to the difference between the market price on the date of grant and the exercise price. Such expense will be recorded in our statements of income, ratably over the vesting periods of such stock options.

     The amount of compensation expense that will be recognized subsequent to December 31, 1999 over the next three years, relating to our options granted through December 31, 1999 is as follows:



Year Ending
December 31,
------------
  2000 ...............    $  955,155
  2001 ...............       917,655
  2002 ...............       440,361
                          ----------
  Total ..............    $2,313,171
                          ==========


     Additionally, in 2000, we granted options to acquire 1,083,000 shares of our common stock to employees. These options were granted at exercise prices equal to the fair market value of our common stock on the date of grant.

Results of Operations


     The following table sets forth our statement of operations for the indicated years expressed as a percentage of total net revenues:




                                                       Year Ended December 31,
                                               ---------------------------------------
                                                   1997          1998          1999
                                               -----------   -----------   -----------
Net revenues ...............................       100.0%        100.0%        100.0%
Cost of revenues ...........................        15.7          43.8          50.7
                                                   -----         -----         -----
   Gross profit ............................        84.3          56.2          49.3
Operating expenses
 Selling and marketing .....................        26.3          14.3          10.1
 Technology, support and
   development .............................        17.6          10.8           3.4
 General and administrative ................        13.7          10.6           9.3
 Depreciation and amortization .............         0.9           0.7           0.9
                                                   -----         -----         -----
   Total operating expenses ................        58.5          36.4          23.6
                                                   -----         -----         -----
Operating income ...........................        25.8          19.8          25.7
Interest income (expense) -- net ...........          --         ( 0.1)          0.8
                                                   -----         -----         -----
Income before income tax provision .........        25.8          19.7          26.5
Income tax provision .......................         2.1           2.1           4.6
                                                   -----         -----         -----
   Net income (loss) .......................        23.7%         17.6%         21.9%
                                                   =====         =====         =====


Year Ended December 31, 1998 Compared to Year Ended December 31, 1999


     Net Revenues. Net revenues increased 499.4% from $3,446,539 for the year ended December 31, 1998, to $20,658,223 for the year ended December 31, 1999. This increase was the result of increased demand for email marketing services, continued growth in the number of email messages delivered for our customers as well as in the number of customers utilizing our opt-in email address database. The number of opt-in email addresses in our database grew from approximately
1.9 million at the end of 1998, to over 6 million by the end of December 1999, primarily as a result of the addition of opt-in email addresses to our database from third-party Web sites added to our NetCreations Network. During 1998 and 1999 net revenues generated from the email address lists of two of the Web sites in our network accounted for approximately 17% and 27%, respectively, of our total net revenues.


     For the year ended December 31, 1998, volume discounts and broker discounts were $357,733 and $317,549, respectively. For the year ended December 31, 1999, volume discounts and broker discounts were $3,511,686 and $2,755,069, respectively. The increase in volume discounts is attributable to the significant growth in demand for our email marketing services and the increase in broker discounts is attributable to the growth in utilization of our services by resellers. For the year ended December 31, 1998, resellers accounted for approximately 38% of our net revenues compared to approximately 49% of our net revenues for the year ended December 31, 1999. The proportion of our marketing customers obtained through our reseller channels has continued to increase during 1999. To the extent we continue to increase the proportion of sales through resellers, our net revenues and gross profits could decrease.


     Cost of Revenues. Cost of revenues increased 593.1% from $1,509,776, or 43.8% of net revenues, for the year ended December 31, 1998, to $10,464,359, or 50.7% of net revenues, for the year ended December 31, 1999. This increase was the result of an increase in commissions due to a greater proportion of opt-in email addresses being added to our database from third-party Web sites.


     Selling and Marketing. Selling and marketing expenses increased 324.4% from $492,004 for the year ended December 31, 1998, to $2,088,100 for the year ended December 31, 1999. Selling and marketing expenses consisted primarily of personnel costs and direct expenditures for advertising, promotional programs and other related activities. This increase was the result of our business expansion and is attributable to the addition of 17 sales and marketing employees during 1999 as well as an increase in advertising expenditures of $624,658 in connection with our efforts to enhance recognition of our company and the services we provide.

     Technology, Support and Development. Technology, support and development expenses increased 85.8% from $373,746 for the year ended December 31, 1998, to $694,311 for the year ended December 31, 1999. Technology, support and development expenses consisted primarily of personnel costs and expenditures for software and related supplies. This increase was the result of the addition of nine employees during 1999, in connection with our efforts to improve the efficiency of our www.postmasterdirect.com Web site and expand its capabilities.

     General and Administrative. General and administrative expenses increased 424.1% from $365,343 for the year ended December 31, 1998, to $1,914,608 for the year ended December 31, 1999. General and administrative expenses consisted primarily of personnel, facilities, communication costs and professional fees. This increase was attributable to the addition of five employees to support growth in business activity, space expansion at our current location, increased costs for expenses that support our increased business activities, profession fees in connection with various legal matters relating to customer and employment agreements, intellectual property and employee benefit matters, and accounting and auditing fees. In addition, a portion of the increase was attributable to the provision for doubtful accounts of $232,402 in 1999 and $552,294 of expense relating to the amortization of the cost of options granted to employees prior to the initial public offering.

     Depreciation and Amortization. Depreciation and amortization expenses increased 734.4% from $23,414 for the year ended December 31, 1998, to $195,362 for the year ended December 31, 1999. Depreciation and amortization expenses consisted primarily of depreciation of computer equipment. This increase was primarily a result of investments in computer equipment during the later part of 1999.

     Income Taxes. As we had elected to be taxed as an S corporation for federal and certain state tax purposes until November 15, 1999, the provision for income taxes for 1998 and substantially all of 1999 represents state and local taxes only to the extent they do not recognize the S corporation status, based on the pre-tax operating results for each year.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1998

     Net Revenues. Net revenues increased 213.1% from $1,100,781 for the year ended December 31, 1997, to $3,446,539 for the year ended December 31, 1998. This increase was the result of continued growth in the number of email messages delivered for our customers as well as in the number of customers utilizing our opt-in email address database. The number of opt-in email addresses in our database grew from approximately 675,000 at the end of 1997, to approximately 1.9 million by the end of 1998, primarily as a result of the addition of opt-in email addresses to our database from third-party Web sites added to our NetCreations Network. During 1998, net revenues generated from the email address lists of two of the Web sites in our network accounted for approximately 17% of our net revenues.

     For the year ended December 31, 1997, volume discounts were $16,181 and there were no broker discounts. For the year ended December 31, 1998, volume and broker discounts were $357,733 and $317,549, respectively. The increase in volume discounts is attributable to the growth in demand for our email marketing services. The increase in broker discounts is attributable to our use of resellers as an additional sales channel in 1998. During 1998, resellers accounted for approximately 38% of our net revenues.

     Cost of Revenues. Cost of revenues increased 772.1% from $173,124, or 15.7% of net revenues, for the year ended December 31, 1997, to $1,509,776, or 43.8% of net revenues, for the year ended December 31, 1998. This increase was the result of an increase in commissions due to a greater proportion of opt-in email addresses being added to our database from third-party Web sites.

     Selling and Marketing. Selling and marketing expenses increased 69.7% from $289,904 for the year ended December 31, 1997, to $492,004 for the year ended December 31, 1998. Of this increase, $145,000 was attributable to rising personnel costs, including the addition of four employees. Additionally, advertising expenditures increased by approximately $54,000 to heighten market awareness of our company and the email marketing services we provide.

     Technology, Support and Development. Technology, support and development expenses increased 93.1% from $193,554 for the year ended December 31, 1997, to $373,746 for the year ended December 31, 1998. This increase was attributable to a combination of hiring additional employees and utilizing consultants to enhance the business support system and improving the infrastructure and capabilities of our www.postmasterdirect.com Web site.

     General and Administrative. General and administrative expenses increased 141.6% from $151,221 for the year ended December 31, 1997, to $365,343 for the year ended December 31, 1998. This was generally attributable to growth in business activities and the establishment of an office facility, replacing our former home-based office.

     Depreciation and Amortization. Depreciation and amortization expenses increased 146.1% from $9,515 for the year ended December 31, 1997, to $23,414 for the year ended December 31, 1998. This increase was primarily a result of investments in computer equipment.

     Income Taxes. As we had elected to be taxed as an S corporation for federal and certain state tax purposes, the provision for income taxes for 1997 and 1998 represents state and local taxes only to the extent that they do not recognize the S corporation status, based on the pre-tax operating results for each year.


Quarterly Results of Operations

     The following tables set forth certain unaudited quarterly information for each quarter of fiscal year 1998 and 1999. This quarterly information has been prepared on a basis consistent with the audited financial statements and, we believe, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information shown. Our quarterly operating results may fluctuate significantly as a result of a variety of factors and operating results for any quarter are not necessarily indicative of results for a full fiscal year.



                                                         Three Months Ended
                                        ----------------------------------------------------
                                                                1998
                                        ----------------------------------------------------
                                           March         June      September      December
                                             31           30           30            31
                                        -----------  -----------  -----------  -------------
Net revenues .........................   $476,545     $709,653     $876,135     $1,384,206
Cost of revenues .....................    139,913      282,580      390,054        697,229
                                         --------     --------     --------     ----------
 Gross profit ........................    336,632      427,073      486,081        686,977
                                         --------     --------     --------     ----------
Operating expenses
 Selling and marketing ...............     82,870      119,422      129,872        159,840
 Technology, support and
  development ........................     55,169       82,762       94,498        141,317
 General and administrative ..........     71,050       80,950      114,286         99,057
 Depreciation and amortization .......      4,130        5,352        7,193          6,739
                                         --------     --------     --------     ----------
 Total operating expenses ............    213,219      288,486      345,849        406,953
                                         --------     --------     --------     ----------
Income from operations ...............    123,413      138,587      140,232        280,024
Interest (expense) income -- net .....       (450)      (1,411)        (441)        (1,863)
                                         --------     --------     --------     ----------
Income before income tax
 provision ...........................    122,963      137,176      139,791        278,161
Income tax provision .................     13,100       14,600       14,900         29,628
                                         --------     --------     --------     ----------
 Net income ..........................   $109,863     $122,576     $124,891     $  248,533
                                         ========     ========     ========     ==========


                                                            Three Months Ended
                                        -----------------------------------------------------------
                                                                   1999
                                        -----------------------------------------------------------
                                            March           June        September       December
                                              31             30             30             31
                                        -------------  -------------  -------------  --------------
Net revenues .........................   $1,694,505     $3,578,089     $4,930,020     $10,455,609
Cost of revenues .....................      827,152      1,750,815      2,383,700       5,502,692
                                         ----------     ----------     ----------     -----------
 Gross profit ........................      867,353      1,827,274      2,546,320       4,952,917
                                         ----------     ----------     ----------     -----------
Operating expenses
 Selling and marketing ...............      294,328        307,632        516,923         969,217
 Technology, support and
  development ........................       85,981        105,824        147,710         354,796
 General and administrative ..........      135,886        229,003        424,259       1,125,460
 Depreciation and amortization .......       17,354         27,797         34,605         115,606
                                         ----------     ----------     ----------     -----------
 Total operating expenses ............      533,549        670,256      1,123,497       2,565,079
                                         ----------     ----------     ----------     -----------
Income from operations ...............      333,804      1,157,018      1,422,823       2,387,838
Interest (expense) income -- net .....       (2,980)        (4,635)        (6,106)        189,746
                                         ----------     ----------     ----------     -----------
Income before income tax
 provision ...........................      330,824      1,152,383      1,416,717       2,577,584
Income tax provision .................       36,300        121,700        144,355         643,645
                                         ----------     ----------     ----------     -----------
 Net income ..........................   $  294,524     $1,030,683     $1,272,362     $ 1,933,939
                                         ==========     ==========     ==========     ===========


     Our operating results for these fiscal quarters expressed as a percentage of sales were as follows:



                                                          Three Months Ended
                                           -------------------------------------------------
                                                                 1998
                                           -------------------------------------------------
                                              March         June      September    December
                                                31           30           30          31
                                           -----------  -----------  -----------  ----------
Net revenues ............................  100.0%       100.0%       100.0%       100.0%
Cost of revenues ........................   29.4         39.8         44.5         50.4
                                           ------       ------       ------       ------
 Gross profit ...........................   70.6         60.2         55.5         49.6
                                           ------       ------       ------       ------
 Selling and marketing ..................   17.3         16.8         14.8         11.5
 Technology, support and
  development ...........................   11.6         11.7         10.8         10.2
 General and administrative .............   14.9         11.4         13.0          7.2
 Depreciation and amortization ..........    0.9          0.8          0.8          0.5
                                           ------       ------       ------       ------
 Total operating expenses ...............   44.7         40.7         39.4         29.4
                                           ------       ------       ------       ------
Income from operations ..................   25.9         19.5         16.1         20.2
Interest (expense) income -- net ........  ( 0.1)       ( 0.2)       ( 0.1)       ( 0.1)
                                           ------       ------       ------       ------
Income before income tax
 provision ..............................   25.8         19.3         16.0         20.1
Income tax provision ....................    2.7          2.0          1.7          2.1
                                           ------       ------       ------       ------
 Net income .............................   23.1%        17.3%        14.3%        18.0%
                                           ======       ======       ======       ======


                                                           Three Months Ended
                                           --------------------------------------------------
                                                                  1999
                                           --------------------------------------------------
                                              March         June      September     December
                                                31           30           30           31
                                           -----------  -----------  -----------  -----------
Net revenues ............................  100.0%       100.0%       100.0%       100.0%
Cost of revenues ........................   48.8         48.9         48.4         52.6
                                           ------       ------       ------       ------
 Gross profit ...........................   51.2         51.1         51.6         47.4
                                           ------       ------       ------       ------
 Selling and marketing ..................   17.4          8.6         10.5          9.3
 Technology, support and
  development ...........................    5.1          3.0          3.0          3.4
 General and administrative .............    8.0          6.4          8.6         10.8
 Depreciation and amortization ..........    1.0          0.8          0.7          1.1
                                           ------       ------       ------       ------
 Total operating expenses ...............   31.5         18.8         22.8         24.5
                                           ------       ------       ------       ------
Income from operations ..................   19.7         32.3         28.9         22.9
Interest (expense) income -- net ........  ( 0.2)       ( 0.1)       ( 0.1)         1.8
                                           ------       ------       ------       ------
Income before income tax
 provision ..............................   19.5         32.2         28.7         24.7
Income tax provision ....................    2.1          3.4          2.9          6.2
                                           ------       ------       ------       ------
 Net income .............................   17.4%        28.8%        25.8%        18.5%
                                           ======       ======       ======       ======


Liquidity and Capital Resources


     Since our inception, we have primarily financed our business using the cash flow generated from operations. We borrow under our revolving line of credit with Citibank, N.A. to supplement operating cash. Borrowings under this line of credit are payable on demand, plus interest at 1% above the bank's announced base rate and are collateralized by our accounts receivable. As of December 31, 1999, we were permitted to borrow up to $1.3 million under the line of credit, and borrowings bear interest at the rate of 8.75%. At December 31, 1999, there was no balance outstanding under the line of credit.


     On November 12, 1999, we issued 3,300,000 shares of our common stock in our initial public offering and 495,000 shares upon exercise of the over-allotment by the underwriters. These shares were issued at a price to the public of $13 per share. We realized the sum of $43,583,000 from the offering, after deducting the cost of the offering. To date, we have used approximately $6.0 million for the payment of advances under the ICQ agreement, repayment of outstanding bank loans and the purchase of computer equipment to further the growth of our business. The balance is currently invested in short term government securities and available for use in the continuing implementation of our growth strategy.


     Net cash provided by operating activities was $205,737 for the year ended December 31, 1997, $375,566 for the year ended December 31, 1998, and $3,646,485 for the year ended December 31, 1999.


     Net cash used in investing activities was $50,955 for the year ended December 31, 1997, $79,422 for the year ended December 31, 1998, and $2,063,075 for the year ended December 31, 1999. Cash used in investing activities was used for capital expenditures, primarily computer hardware and software for the operation and support of our business activities.


     Net cash used in financing activities was $133,761 for the year ended December 31, 1997 and $253,261 for the year ended December 31, 1998. Cash used in financing activities was primarily for distributions to the shareholders relating to our election to be taxed as an S corporation. Net cash provided from financing activities of $39,625,519 for the year ended December 31, 1999 primarily resulted from the sale of stock in our initial public offering.


     As of December 31, 1999, we had $41,305,814 of cash and cash equivalents. Our principal commitments consisted of $213,575 of obligations under our capital lease financing arrangements and the payments due under the email list management agreement with ICQ referred to above. Although we have no material commitments for capital expenditures, we expect to increase our capital expenditures and lease commitments consistent with our expected growth in operations, infrastructure and personnel.

     We believe that our cash and cash equivalents on hand, anticipated cash flow from operations and funds available from our credit facility, will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months. In addition, in connection with our expansion program, we plan to make substantial expenditures over the near term primarily in connection with (1) additional costs related to the expansion of our network of third-party Web sites, (2) increased staffing of our sales and service groups, (3) increased advertising and marketing activities, (4) additional capital expenditures, primarily for computer equipment and (5) continued research and development of our systems to improve our services. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, potential acquisitions or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing as needed could have a material adverse effect on our business and results of operations.


Seasonality

     The traditional postal direct marketing industry tends to have higher revenues in the fourth quarter of the year, when direct marketers send out holiday promotions, and somewhat lower revenues during the summer, when direct marketing activity is reduced overall. To date, because of the rapid growth of the email direct marketing industry, our revenues have grown sequentially from quarter to quarter. Therefore, our revenues have not followed the seasonal patterns of the traditional postal direct marketing industry. We anticipate, however, that as our business matures, our revenues will track more closely with the seasonal patterns experienced in the traditional postal direct marketing industry.


Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for us in 2002. We do not believe that the adoption of this statement will have a material impact on our financial position or results of operations.


The Year 2000

     Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit date fields used by many systems. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective to prevent any problems. Computer experts have warned that there may still be residual consequences of the change in centuries.

     As our company is a relatively new enterprise, the majority of software and hardware we use to operate and manage our business has all been purchased or developed by us within the last 36 months. We designed our current software to be Year 2000 compliant when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our service are Year 2000 compliant. While this does not uniformly protect us against Year 2000 exposure, we believe our exposure is limited because the information technology we use in our business is not based upon legacy hardware and software systems. All of the software code we have internally developed to manage our network and infrastructure is written with four or more digits to define the applicable year.

     We believe that any modifications necessary to be Year 2000 compliant were completed and in place by the end of 1999. We are not aware of any substantial issues or problems with in-house systems or systems and services provided by our vendors. To date, Year 2000 problems have had a minimal effect on our business. However, we may not have identified and remediated all significant Year 2000 problems.

Cautionary Notice Regarding Forward-Looking Statements

     We make certain forward-looking statements in this Report and in documents incorporated by reference in this Report within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, resources, business outlook, proposed acquisitions, market forces, corporate strategies, contractual commitments, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ substantially from the anticipated results or other expectations expressed in our forward-looking statements. When words and expressions such as: "believes," "expects," "anticipates," "estimates," " plans," "intends," "objectives," "goals," "aims," "projects," "forecasts," "possible," "seeks," "may," "could," "should," "might," "likely," "enable" or similar words or expressions are used in this prospectus, as well as statements containing phrases such as "in our view," "there can be no assurance," "although no assurance can be given" or "there is no way to anticipate with certainty," forward-looking statements are being made in all of these instances. These forward-looking statements speak as of the date of this Report.

     Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to differ materially from those set forth in our forward-looking statements, including the following factors: our growth strategies; anticipated trends in the industry; our ability to enter into additional list management contracts; our relationships with list owners; general market and economic conditions; our ability to finance our future business requirements; the ability to successfully integrate acquired companies and businesses; management retention and development; changes in Federal and state laws and regulations; as well as the risks, uncertainties and other factors described from time to time in our SEC filings and reports.

     We undertake no obligation to publicly update or revise any forward-looking statements as a result of future developments, events and conditions outside of our control. New risk factors emerge from time to time and it not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ significantly from those forecast in any forward-looking statements. Given these risks and uncertainties, investors should not overly rely or attach undue weight to our forward-looking statements as an indication of our actual future results.

Risk Factors

     You should carefully consider the following risks before you decide to invest in our company. If any of the following risks actually occur, our business, financial condition or results of operations may suffer. As a result, the trading price of our common stock could decline, and you may lose all or part of your investment.

We depend on continued growth in use of the Internet for email direct marketing and e-commerce.

     The business of email direct marketing and e-commerce is new and rapidly evolving. Our business would be adversely affected if Internet usage for the exchange of information and for commerce does not continue to grow because advertisers might feel less compelled to use our services as opposed to more traditional advertising services. Internet usage may be inhibited for a number of reasons, such as:

     o inadequate network infrastructure;

     o security concerns;

     o inconsistent quality of service; and

     o lack of availability of cost-effective, high-speed service.

The acceptance and effectiveness of Internet opt-in email direct marketing is relatively unproven.

     Our future success will depend on an increase in the use of the Internet as an opt-in marketing medium or for opt-in email generally. The opt-in email direct marketing industry is new and rapidly evolving. Consequently, current indications of its effectiveness compared to traditional postal direct marketing may not be supported as the industry matures. As a result, there generally is significant uncertainty about the demand and market acceptance for opt-in email marketing solutions or Internet advertising solutions.

     Many of our current or potential customers may have little or no experience using the Internet for direct marketing purposes. The adoption of Internet direct marketing, particularly by those entities that have historically relied upon traditional media and mailings for marketing, requires the acceptance of a new way of conducting business. These companies may find email direct marketing to be less effective for promoting their products and services as compared to traditional mass media and postal marketing.

     We cannot assure you that the market for email direct marketing will continue to emerge, or will become sustainable.

Internet, software or hardware failures or shortcomings could adversely affect our business in diverse ways.

     We depend on software, hardware, and the Internet to collect, store, retrieve and process email addresses and other data and to send email for our direct marketing customers. The third-party Web sites which we rely upon to collect email addresses are less likely to collect additional email addresses for us if their operations are disrupted or slowed by Internet, software or hardware failures or shortcomings or if such occurrences discourage potential visitors from using the Internet or visiting their sites. Direct marketers are less likely to utilize our services if potential customers are prevented or discouraged from using the Internet and receiving promotional messages due to Internet, software, or hardware failures or shortcomings.

     Many of the Internet service providers and Web site operators on whom we depend have experienced significant service slowdowns, malfunctions, outages and capacity limitations. We also depend upon the reliability, speed, data capacity, ease of use, accessibility and security of the Internet as well as its continued development and acceptance for commercial use generally.

     The Internet infrastructure may not be able to support the increasing demands placed on it at acceptable service levels as Internet usage grows. An individual's satisfactory Internet experience may also depend on the proper functioning and the continued development of equipment such as high speed modems and personal computers. Not all software and equipment protocols and standards are compatible. Users may experience difficulties due to computer-related, telecommunications, or other equipment, software, or system failures or shortcomings unrelated to our services.

     In addition, some of our systems' infrastructure is not yet supported by redundant servers. Any failure in our system that is not backed up by redundant servers could cause significant delays in our business operations.

     If we experience a temporary or permanent business interruption, whether due to casualty, an operating malfunction, a power outage or otherwise, we may have to reconfigure our software, hardware and Internet infrastructure to address our customers' needs and orders. We may be unable to do so effectively or rapidly enough to avoid loss of business or damage to our reputation. Any interruption of service would be potentially harmful to our business and reputation because even a short interruption in the midst of performing a time-sensitive project for a customer could be very damaging to our relationship with that customer. In certain instances, such as power outages or Internet service provider outages, we may be unable to do anything other than wait for the restoration of service and suffer the consequences of business interruption.


You may have difficulty evaluating our business and prospects or projecting our future operating results because we have a relatively limited operating history and we will encounter risks and difficulties as an early-stage company in a new and rapidly evolving market.

     We have been in the business of providing Internet marketing services since we commenced operations in 1995. During 1996, our principal service offerings transitioned from that of Web site design and promotion to opt-in email marketing services. It is unlikely that the growth rates we have experienced are sustainable as our business and the market for opt-in email marketing services mature and more competitors enter the field.

     We will encounter risks and difficulties frequently experienced by early-stage companies in new and rapidly evolving markets, including our ability to:

     o anticipate and adapt to our evolving market;

     o implement sales and marketing initiatives;

     o develop and introduce new products and services;

     o enhance our brands;

     o attract, retain and motivate qualified personnel;

     o respond to actions taken by our competitors;

     o effectively manage our growth by building a solid base of management, operations and technology; and

     o integrate acquired businesses, technologies and services.

     We may not successfully address any of these risks.

Our quarterly operating results may fluctuate seasonally so the results of one quarter are not necessarily indicative of results in the succeeding quarter and the price of our securities may fluctuate in response to those fluctuations.

     The traditional postal direct marketing industry tends to have higher revenues in the fourth quarter of the year, when direct marketers send out holiday promotions, and somewhat lower revenues during the summer, when direct marketing activity is reduced overall. To date, because of the rapid growth of the email direct marketing industry, our revenues have grown sequentially from quarter to quarter. Therefore, our revenues have not followed the seasonal patterns of the traditional postal direct marketing industry. We anticipate, however, that as our business matures, our revenues will track more closely the seasonal patterns experienced in the traditional postal direct marketing industry.

Our future revenues are unpredictable, and our financial results may fluctuate.

     Our historical financial data is not reliable as a basis upon which to predict our future revenues or operating expenses for a number of reasons, including our limited operating history, the emerging nature of our industry category, and our growth strategy. Furthermore, there is no guarantee that the seasonal fluctuations that we have experienced in our operating results to date will continue as before as our business and the industry evolve and grow.

     Our financial results may fluctuate significantly because of several factors, such as the following, all of which are beyond our control except for the incurrence of expenses:

   o Revenues in any quarter are substantially dependent on orders booked and delivered in that quarter;

   o Demand by direct marketers for use of opt-in email addresses in our database may fluctuate due to seasonal and cyclical marketing campaigns;

   o The market in which we compete is relatively new and rapidly evolving;

   o We expect to increase our expense levels in the near future in an attempt to grow our database and our market share more rapidly. As a result, any delay in generating or recognizing revenues could cause significant variations in our operating results from quarter to quarter and could result in operating losses;

   o The relatively new industry in which we are engaged has not been tested in a recessionary economic environment where budget constraints and contraction in income available for discretionary purchases could reduce the use of our services;

   o Competition is increasing in our industry, and we anticipate that this could result in changes in our sales, pricing policies or expenses or those of our competitors; and

   o General economic conditions and economic conditions specific to the Internet and the online direct marketing industry may vary.

There is no assurance that we will continue to be profitable, and we may incur losses in the future.

     We had net income of $4,531,508 in 1999, $605,863 in 1998 and $260,349 in
1997. We were an S corporation through November 15, 1999. On a pro forma basis, to adjust net income as if it had been fully subject to Federal, state and city taxes as a C corporation, rather than an S corporation, we had net income of $2,940,508 in 1999, $362,091 in 1998 and $154,377 in 1997. As of December 31,
1999, we had retained earnings of $907,866 and shareholder's equity of $45,262,021. However, we may not be able to sustain our current levels of profitability and may incur losses in the future.

     We expect to increase our expenditures on sales and marketing, research and development, and general and administrative expenses in order to expand our business. If we acquire other businesses in connection with our planned expansion, we may have to record goodwill or other intangible assets or in process research and development associated with any such acquisition. Intangible assets would be amortized over their estimated useful lives, while in process research and development would be written off at the date of acquisition. Increased competition in our industry may also adversely affect our profitability as may other conditions which may be beyond our control. In addition, many of our direct marketing customers are not profitable and may not have resources available in the future to rent our lists or pay for our services.

Changes in our commission policies may result in reduced margins or negative impacts on our cash flow.

     In a small number of cases, primarily involving Web sites that we believe are well-known to both consumers and our direct marketing customers, we have agreed to pay advance fees to the Web site. In those cases, we generally, but not always, have the right to offset against those payments any payment of the percentage of fees that may become payable to the Web site in the future if an email address it owns is used for a particular email marketing campaign. In a few cases, we pay third-party Web sites flat fees for the collection of email addresses for inclusion in our database instead of paying a percentage of the fee from direct marketing customers to those Web sites. Advance payments burden our cash flow and might prevent us from making other expenditures that might generate revenues or growth for us. Our net income would be negatively affected if a list management arrangement is not profitable enough for us to earn amounts sufficient to offset advance payments, or if a list management arrangement is terminated before we are able to earn amounts sufficient to offset advance payments.

     We typically pay Web site owners commissions amounting to 50% of the revenue we earn, less volume discounts, if applicable, each time we send an email message to any email address list owned by that Web site owner. However, competitive pressures or strategic or other reasons may cause us to make advance payments or pay commissions of more than 50% of the revenue from sending email messages to email address list owners in the future. If we pay to our Web site owners a higher rate of commissions or make advance payments that are not recovered, our margins will be reduced. We may have reduced profits or may become unprofitable if any increase in the amount of unrecovered advance payments to Web site owners or the rate of commissions paid to Web site owners, and the consequent decrease in our margins, is not offset by lower general and administrative costs as a percentage of revenues or increased revenues from other sources.

If our direct marketing customers cease to do business with us, we might be unable to replace lost revenues.

     We have no long-term contracts with any of our direct marketing customers. There is no guarantee that any of the direct marketers who have previously used our services will use our lists in any particular quarter or that they will continue to use our lists in the future. Substantially all of the contracts with our direct marketing customers can be terminated on short notice without penalty.

We are dependent on third parties to generate a sufficient number of email addresses and, if they terminate their agreements with us, our business could be seriously harmed.

     We depend on our network of third-party Web sites to post sign-up forms on their sites and encourage visitors to their sites to sign up to receive commercial email messages from our direct marketing customers about topics of interest. Several high-traffic sites with which we signed agreements in the past have not been successful in generating significant numbers of opt-in email addresses for our database. Furthermore, the sites in the network:

   o are not within our control;

   o may incorporate into their Web sites the sign-up forms of other email marketing companies in addition to or in place of our sign-up form; and

   o are not obligated to continue to build lists for us.

     Net revenues generated from the email address lists of two of the Web sites in our network accounted for approximately 15% and 24% of our total net revenues during 1998 and 1999, respectively. Loss of these email address lists could materially adversely affect our business, financial condition and results of operations.

     We intend to increase the size of our database through partnership agreements with high-traffic Web sites, but there is no assurance that we will do so in timely fashion or at all. Our increasing expenditures to develop this channel could materially adversely affect our operating margins and our cash flow. If we fail to successfully implement this strategy, our business, financial condition and results of operations could be materially adversely affected.

The Internet users who sign up to receive our mailings can opt out, or remove themselves from our lists, or may change their email addresses at any time.

     We provide detailed instructions at the top of every email message we send out allowing Internet users to remove themselves from our lists. Because this is a new business model, we do not know how long the average Internet user will stay on our lists or how many mailings they will accept before opting out. Currently, the opt-out rate is less than one percent on any given mailing. However, as more and more marketers use our lists and send out offers, the number of mailings sent to names on our lists also increases and the number of those opting out may increase as well. If the rate of list removal requests were to increase substantially, our fees for the use of our lists could decrease and our business, financial condition, and results of operations could be materially adversely affected.

     In addition, it is possible that some of the Internet users in our database could change their email addresses, thus making some of our direct marketing customers' messages undeliverable. If a message sent to an Internet user is returned to us because the email address is invalid, we remove that email address from our database. If a large number of Internet users in our database change their email addresses and do not update the information in our database, or if they delay before opting in again or do not opt in again, then our business, financial condition or results of operations could be materially adversely affected.

Our business could be seriously affected by the privacy concerns of Internet users.

     Our opt-in email direct marketing service collects consumer preference and profile information each time an Internet user visits a participating Web site and volunteers information in response to survey questions. Privacy concerns may cause users to resist signing up for our lists and providing the personal data necessary to support the growth and expansion of our database. More importantly, even the perception of privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our service.

We depend on adding to and retaining our marketing customer base.

     We have sent email messages for direct marketing campaigns to email addresses in our database on behalf of over 1,800 email direct marketing customers. However, 15 customers accounted for approximately 33% of our net revenues in 1999. Our ability to attract new marketing customers will depend on a variety of factors, including the responsiveness, scalability, reliability and cost-effectiveness of our email marketing services and our ability to effectively market these services.

     Many of our current marketing customers initially use a small number of our lists for testing purposes. If such a test mailing is successful, the customer may repeat his mailing to a much larger universe of lists and continue to use our lists in the future. If we fail to generate repeat and expanded business from our current and future customers, our business, financial condition and results of operations would be seriously harmed.

We rely on resellers and intend to increase our reliance on resellers.

     We intend to increase the proportion of our marketing customers obtained through our reseller channels, which include email address list brokers, interactive advertising agencies, Web design firms and Web sites that attract small business owners. Such parties are typically referred to as "resellers" because they place orders in their own names for use of opt-in email addresses in our database on behalf of their email direct marketing customers. We bill the reseller our customary fees for use of opt-in email addresses in our database by their email direct marketing customers, less any applicable volume discounts, but we also grant a brokerage discount to the reseller. In 1998, resellers were responsible for approximately 38% of our net revenues and represented approximately 49.5% of our net revenues in 1999.

     While we intend to expand our own sales force, we believe that we can grow our business more rapidly by relying on the larger aggregate sales force represented by those reseller channels. If we fail to grow our business, competitors may be able to enter our industry or find ways to compete more effectively with us for our customers. Consequently, if we fail to increase the proportion of our marketing customers obtained through reseller channels, our business, financial condition and results of operations could be materially adversely affected.

     Because we give resellers discounts, any sales through resellers will have lower gross margins than direct sales of the same email addresses. To the extent we increase the proportion of sales through resellers, our net revenues and gross profits could decrease. Our agreements with such resellers are generally not exclusive and, in many cases, may be terminated by either party without cause. These resellers do not have minimum purchase or resale requirements. Many of these resellers market email lists that are competitive with our email lists. These resellers may not give a high priority to the marketing of our lists or may not continue to carry our lists. They may give a higher priority to other lists, including their own lists or the lists of our competitors. We may not retain any of our current resellers or successfully recruit new resellers.

The planned expansion of our business may strain our management systems and other resources.

     Since inception, our net revenues have grown from $102,000 in 1995, to $3.4 million in 1998, to $20.7 million in 1999. We had two employees in 1995, 10 at the end of 1998 and 40 at the end of 1999. The pursuit of our business strategy may strain upon our current managerial, operational and financial resources.

     We will need to continue to improve our financial and management controls, reporting systems and procedures. We will also have to continue to expand, train and manage our work force for marketing, sales and technical support, product development, and infrastructure management, and manage multiple relationships with customers and other third parties. We also plan to expand the geographic scope of our customer base and operations. We will need to continually expand and upgrade our technology infrastructure and systems and ensure continued high levels of service, speedy operation, and reliability. To achieve our objectives, we may acquire technologies or products or enter into strategic alliances or acquisitions, although we have no plans or agreements to do so at the present time.

     Much of our management team is relatively new to our company and has a short history of working together. Four members of our management team, consisting of our President and Chief Operating Officer, our Senior Vice President, Sales and Business Development, our Senior Vice President, Marketing, and our Chief Information Officer, have joined us in the past two months.

We face intense competition and may be unable to compete successfully.

     The market for our service is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. We believe that we must rapidly expand our business and market share. If we fail to do so, competitors may copy our business strategy or take other steps to prevent us from achieving our goals.

     Our competitors include other email direct marketing companies; incentive-based direct marketers; providers of permission-based outsourced email solutions; email list owners that manage their own email lists in-house; banner advertising companies; and postal direct marketing companies. In addition, because there are relatively low barriers to entry in the email direct marketing business, we expect additional competition from other established and emerging companies as the email direct marketing business continues to develop and expand. We expect to face competition in the future from other companies entering the field as email address list owners, managers and brokers. Companies that operate banner advertising networks have entered the email marketing business through acquisitions of competing email marketing companies.

     Many of our competitors have longer operating histories; significantly greater financial, technical, marketing and other resources; significantly greater name recognition; and a larger installed base of customers than we have. In addition, many of our competitors have well-established relationships with our current and potential customers, have extensive knowledge of our industry and are capable of offering complementary services and products that are beyond the scope of our current business operations but might be attractive to customers seeking to purchase services in addition to email direct marketing services. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their services than we can.

     In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their services to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations.

Our market is subject to rapid technological change.

     Our future success depends on our ability to:

     o adapt to rapidly changing technologies;

     o adapt our services to evolving industry standards; and

     o improve the performance, features and reliability of our service and product offerings in response to competitive product and service offerings and evolving demands of the marketplace.

     We cannot assure you that we will succeed in addressing these issues. Our efforts to upgrade our software or introduce new software may not be completed in a timely fashion or at all and may result in errors which could seriously harm us. In addition, the widespread adoption of new Internet networking technologies or other technological changes could require us to expend substantial amounts of capital to change our services or infrastructure. Moreover, these changes may involve new technologies which may not be measurable by our current methods.

We expect to expand our operations overseas but you will not be able to quantify the risks associated with international expansion.

     We intend to pursue international expansion during the next 12 months but do not have a specific geographic focus, detailed plan for implementation or schedule to do so at this time. International operations are subject to risks that may materially adversely affect our business, results of operations and financial condition. In particular, opt-in email direct marketing might not become an acceptable form of advertising internationally. In addition, privacy regulations in some other countries, including the European Union, are more stringent than in the United States. These regulations could hinder our ability to collect demographic data on potential consumers, which could have a material adverse affect on our business. Other risks of international operations are:

     o regulatory requirements;

     o reduced protection for intellectual property rights in some countries;

     o difficulties and costs of staffing and managing foreign operations;

     o political and economic instability; and

     o fluctuations in currency exchange rates.


We are highly dependent upon Rosalind Resnick and Ryan Scott Druckenmiller, our founders, and our other employees and the loss of their services could harm us.

     Rosalind Resnick, our Chief Executive Officer and Chairman of our board of directors, and Ryan Scott Druckenmiller, our Chief Technology Officer and a member of our board of directors, founded us and are essential to the continued viability of the business. We have key man life insurance in the amount of $5 million each, and disability insurance in the amount of $3 million each, on Ms. Resnick and on Mr. Druckenmiller. We cannot assure you that this coverage will be adequate to compensate us for the loss of services of either one of our founders.

     Our future success depends on the continued service of our senior management, sales, marketing, customer service, administrative, and technology personnel. The loss of the services of one or more of our key personnel could seriously harm our business, financial condition and results of operations. Although Ms. Resnick and Mr. Druckenmiller, as well as our President, Chief

Financial Officer, our Senior Vice President, Sales and Business Development, our Senior Vice President, Marketing, and our Chief Information Officer have all executed and delivered employment contracts with us which will expire late in 2002 or early in 2003, the employees may terminate the contracts at any time upon 90 days written notice. In addition, the balance of our work force are employed on an at-will and short-term basis.

     Our future success also depends on our continuing ability to attract, hire, train and retain other highly skilled managerial, technical, sales, marketing and customer service personnel in order to accommodate the growth of our business. In addition, we are likely to need to recruit additional senior management personnel as our business grows, particularly in the international arena. Competition for such personnel is intense, and we may fail to retain our key employees, or attract, assimilate or retain other highly qualified personnel in the future.

We may not be able to successfully protect our intellectual property.

     Although we are a marketing company, we also depend heavily on technology to operate our business. We have developed proprietary technology to enable Web site visitors to opt in to receive targeted advertising information from our direct marketing customers. The software also enables our direct marketing customers and email address list brokers to target email addresses in our database associated with persons with specific demographics, and allows direct marketers to track the response rates to their mailings. We have developed a double opt-in confirmation system which sends Internet users a confirmation email message after they have signed up their email address in our database and requires them to verify that they would like to begin receiving commercial email messages from our marketing clients. We have filed a patent application for this technology. We also have know-how and trade secrets, including the identities and other information concerning our direct marketing customers and the information in our email address database, which we seek to protect. If we do not adequately protect our intellectual property, our business, financial condition and results of operations will be materially adversely affected.

     While we are unable to determine the extent to which piracy of our technology exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate. Our competitors may independently develop similar technology, duplicate our technology design around patents issued to us or our other intellectual property, attempt to copy aspects of our service, or obtain and use our proprietary information that we regard as proprietary.

     There has been a substantial amount of litigation in the software industry regarding intellectual property rights. It is possible that, in the future, third parties may claim that our current or potential future technologies infringe upon their intellectual property. We have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

     We expect that as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps infringement claims will be made more frequently. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of management resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business, financial condition and results of operations.


Increasing government regulation could limit the market for our service, which could seriously harm our business.

     As Internet marketing and commerce evolves, we expect that federal, state or foreign governments will increasingly adopt laws and regulations which could hinder the acceptance of the Internet as a communications and commercial medium or otherwise harm our business. We expect that laws or regulations will be enacted in various jurisdictions covering issues such as:

     o the transmission of unsolicited email marketing messages;

     o user privacy;

     o content of email messages;

     o quality of products and services; and

     o the solicitation, collection, processing and distribution of personal/customer information,

which could adversely affect our business. Such laws and regulations could adversely affect the demand for our services if direct marketers perceive that we will be hindered from reaching a substantial targeted audience or that substantial liability might arise due to technical breaches of such restrictions, such as limitations on content or transmission. Our own business exposure might increase substantially if we were to be held responsible for the content or quality of email messages which we transmit on behalf of our direct marketing customers. If we are forced to bear additional administrative burdens in collecting, storing or maintaining data, our expenses would increase and market conditions might preclude us from passing our increased costs on to our direct marketing customers. While we seek to respect Web site visitor privacy and do not send unsolicited email messages to our database, user privacy laws and regulations might be designed so restrictively as to make it increasingly difficult to obtain opt-in email addresses or sell the use of those addresses to our direct marketing customers.

     Laws and regulations regulating the transmission of unsolicited email marketing messages are being considered by many jurisdictions. Legislation of that type has recently been adopted by the States of California, Virginia and Washington, and similar legislation is pending in the State of New York and in Congress. The Telecommunications Act of 1996 prohibits some types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future. The European Union adopted a Directive on Privacy, effective on October 24, 1998, which establishes minimum standards for the collection and use of personal identifying information in the European Union and prohibits the transfer of this information to countries whose privacy standards are deemed inadequate.

Rosalind Resnick and Ryan Scott Druckenmiller control us, and their interests may conflict with your interests.

     Rosalind Resnick beneficially owns $5,954,500 shares, or approximately 38.4% of our outstanding common stock, and Ryan Scott Druckenmiller beneficially owns 5,730,035 shares, or approximately 37.0% of our common stock. In addition to being our founders, Ms. Resnick and Mr. Druckenmiller are executive officers and members of our board of directors. If Ms. Resnick and Mr. Druckenmiller were to act in concert they would be able to exercise control over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and of giving Ms. Resnick and Mr. Druckenmiller the opportunity to substantially impact all matters requiring approval by our shareholders even if Ms. Resnick and Mr. Druckenmiller do not act in concert.

We may be subject to product liability claims.

     Errors, omissions or defects in or other performance problems with our service could result in financial or other damages to our marketing customers because our marketing customers use our service for time-critical communications with their prospective customers. Our marketing customers could seek damages for losses from us. Our license agreements typically contain provisions designed to limit our exposure to such claims, but the protection afforded by such provisions is dependent upon the solvency of the parties to our licensing agreements and existing or future laws or unfavorable judicial decisions could negate such limitation of liability provisions. We have not experienced any liability claims to date. However, a liability claim brought against us, even if not successful, would likely be time-consuming and costly. A liability claim could materially adversely affect our business, financial condition and results of operations.

We may be subject to claims due to the activities of our customers.

     We cannot predict whether our role in facilitating our customers' promotion of products and services would expose us to liability. If that should occur, we could be required to expend significant management and financial resources to address any such claim or to pay any fines or penalties which might result or we could be required to alter or discontinue certain methods of doing business or take other steps which could be materially adverse to our business, financial condition, or results of operations. Our current insurance may not provide adequate coverage against claims which could have an adverse effect on our business.

The future sale of shares of our common stock may negatively affect our stock price.

     The 3,795,000 shares sold in our initial public offering are freely tradable without restriction except for any shares purchased by our "affiliates" as defined in Rule 144 under the Securities Act. 11,700,000 of our outstanding shares of common stock are "restricted securities" as defined in Rule 144, substantally all of which are owned by Ms. Resnick or Mr. Druckenmiller, who are "affiliates" of the company. We have also granted options to purchase 1,629,500 of our shares of common stock to our employees and our directors other than Ms. Resnick and Mr. Druckenmiller. Our stock option plan permits the issuance of options to purchase up to 2,000,000 shares of our common stock.

     Those shares may be resold only if there is an effective registration statement under the Securities Act covering those shares or an exemption from registration under Rule 144 or otherwise is available. In connection with our initial public offering, all of our executive officers and directors, including Ms. Resnick and Mr. Druckenmiller, have agreed that they will not sell any shares without the prior consent of the representative of the underwriters for a period of 180 days from November 12, 1999.

     The market price of our common stock could decline as a result of sales by Ms. Resnick or Mr. Druckenmiller and optionholders of a large number of shares of our common stock in the market or because of the perception that such sales could occur. We intend to register all shares of our common stock reserved for issuance under our stock option plan. Shares covered by such registration will be eligible for resale in the public market, subject to Rule 144 limitations applicable to "affiliates" and to the lock-up agreements described above. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

The market price of our stock may be adversely affected by market volatility.

     The stock market has experienced extreme price and volume fluctuations, particularly with respect to Internet-related stocks. The trading price of our common stock could be subject to wide fluctuations in response to a various factors, such as the following:

   o fluctuations in our quarterly or annual results of operations;

   o changes in published earnings estimates by analysts and whether our earnings meet or exceed such estimates;

   o announcement of significant developments, such as the gain or loss of contracts or relationships or innovations or product introductions by us or our competitors;

   o additions or departures of key personnel;

   o changes in the rating or price targets of investment research analysts;
     and

   o changes in overall stock market conditions, including the stock prices of other Internet companies.

     In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were subject to securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

We do not plan to pay cash dividends even though we made distributions to our shareholders when we were a private company.

     From the date of commencement of our business through November 15, 1999, we elected to be taxed as an S corporation under United States federal and state laws. In connection with that election, we typically made large distributions of income to our shareholders each year, who were subject to all federal and substantially all state taxes levied in respect of our earnings. Our shareholders paid taxes at their personal tax rates on that income and we did not pay federal corporate income taxes on that income. On November 15, 1999, we filed a notice of termination of our status as an S Corporation and we have been taxed since then as a C corporation. As a result, we, rather than our shareholders, will be taxed on income that we earn since November 15, 1999. We do not currently intend to pay any cash dividends from or after that date.

Certain anti-takeover provisions may adversely affect our share price and impede "change of control" transactions.

     Our restated certificate of incorporation includes provisions (1) requiring advance notice to us before nominating any person to be elected a director or concerning any other matter to be voted upon by our shareholders, (2) precluding shareholders from taking actions by written consent in lieu of a meeting, (3) requiring a majority of our shareholders or our president, chairman of our board of directors or a majority of our board to call a special meeting of shareholders, and (4) requiring the affirmative vote of at least two-thirds of our shareholders to amend these provisions. Our bylaws include corresponding provisions, as well as a provision permitting our board of directors to fill vacant directorships or increase the size of our board of directors. Section 912 of the New York Business Corporation Law prohibits an "interested shareholder" from engaging in a "business combination" with us for a period of five years from the date that person first became an interested shareholder unless certain conditions are met. Those provisions could, together or separately:

   o discourage potential acquisition proposals;

   o delay or prevent a change in control; and

   o limit the price that certain investors might be willing to pay in the future for shares of our common stock.

     In particular, our restated certificate of incorporation permits our board of directors to issue up to 5,000,000 shares of preferred stock with rights and privileges that might be senior to our common stock, without the consent of the holders of common stock. Those rights and privileges could include voting rights that could effectively eliminate the rights of common shareholders to control us and direct our affairs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The required information is at the end of this Report beginning with page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE.

     None.

                                   PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Our executive officers and directors as of March 27, 2000, are as follows:




Name                              Age   Position
-------------------------------  -----  -----------------------------------------------------------------
Rosalind B. Resnick ...........   40    Chief Executive Officer, Chairman of the Board of Directors, and
                                        Treasurer
Ryan Scott Druckenmiller ......   30    Chief Technology Officer, Vice President, Secretary and Director
Mitchell York .................   42    President, Chief Operating Officer and Director
Gary Sindler ..................   53    Chief Financial Officer
Scott Wolf ....................   44    Senior Vice President, Sales and Business Development
Allison Fillmore ..............   32    Senior Vice President, Marketing
Tej Anand .....................   37    Chief Information Officer
Michael Levy (1)(2) ...........   52    Director
Gregory W. Slayton (1)(2) .....   40    Director

------------
(1) Member of Audit Committee
(2) Member of Compensation Committee

     Rosalind B. Resnick has served as our Chief Executive Officer, and Chairman of our board of directors since our inception. Prior to January 2000, Ms. Resnick also served as our President. In September 1995, Ms. Resnick developed America Online's NetGirl Forum, a dating and relationships area of the America Online service which she hosted until September 1996. Ms. Resnick began her career in the newspaper industry in 1980 as an intern at the Baltimore Sun. From 1984 to 1989, Ms. Resnick worked as a business writer at The Miami Herald. Her articles have appeared in Internet World, NetGuide, Computer Life, PC Today, Home Office Computing, and other leading computer magazines. In 1995, she co-authored The Internet Business Guide, and from 1994 to 1997, she served as the editor and publisher of Interactive Publishing Alert, a semi-monthly newsletter tracking trends and developments in online publishing and advertising. She is also a contributing editor to Phillips' Interactive P.R. and Marketing News Newsletter. Ms. Resnick received B.A. and M.A. degrees from Johns Hopkins University.

     Ryan Scott Druckenmiller has served as our Chief Technology Officer and a member of our board of directors since our inception. Mr. Druckenmiller is an award-winning Web programmer who created the software that powers www.postmasterdirect.com's online list store, list member sign-up process, and list owner accounting system. Mr. Druckenmiller's prolific software output also includes the PostMaster URL Announcement Service, which submits Web sites to over 400 leading search engines and directories; PostMaster BannerNet, a free banner network; TrackBot, an advertising tracking tool, and PinPoint, a personalized search engine interface. Prior to joining NetCreations, from 1990 to 1995, Mr. Druckenmiller developed video games for the Amiga platform and published an Amiga newsletter, providing software and information for Amiga computer users.

     Mitchell York has been a member of our board of directors since October 1999 and our President and Chief Operating Officer since January 2000. He previously served as President of LendingTree, Inc., a leading online loan marketplace, from September 1998 to September 1999. During that time he oversaw LendingTree's marketing, technology and other key business areas. Prior to this, Mr. York was, for 17 years, an executive of CMP Media Inc., a worldwide technology information and marketing services company. As vice president of CMP's Internet division, he lead the company's entry into online media by launching TechWeb, an information service for information technology professionals. Prior to launching TechWeb, Mr. York was a publisher of several of CMP's major technology titles, including VARBusiness magazine. He also was the founding editor of the company's Travel division, which was later sold to Miller Freeman. Mr. York received a bachelor's degree with honors from Northwestern University and an M.B.A. from the Columbia Graduate School of Business.

     Gary Sindler has been our Chief Financial Officer since June 1999. From February 1999 to June 1999, Mr. Sindler was a consultant to FTI Consulting, Inc., a provider of litigation, applied sciences and expert financial consulting services based in Annapolis, Maryland. From July 1996 to February 1999, Mr. Sindler was Executive Vice President, Secretary and Chief Financial Officer of FTI. From August 1993 to July 1996, Mr. Sindler was Chief Financial Officer of Aon Risk Services, Inc. of New York. Prior to 1993, he held various senior-level positions in finance and administration with Willis Corroon, PLC and Alexander & Alexander Services Inc., two international insurance brokerage firms. Mr. Sindler holds a B.S. degree in Accounting from the University of Baltimore and is a certified public accountant.

     Scott Wolf joined us as our Senior Vice President, Sales and Business Development in January 2000. Previously Mr. Wolf was Chief Operating Officer at EarthCam, a leading portal of live images on the Internet. Mr. Wolf spent 18 years at CMP Media Inc. where he held various senior level positions including VP Group Publisher and Publishing Director of CMP's first paid magazine, Windows Magazine. He holds a B.A. from the University of Pennsylvania and an MBA from NYU's Stern School of Business.

     Allison Fillmore joined us as Senior Vice President, Marketing in February 2000. From November 1998 to February 2000, Ms. Fillmore was the Vice President of Marketing at MarketXT, Inc. a start-up, after-hours online trading company.
From October 1994 to November 1998, Ms. Fillmore founded Smartgirls .....
because it's fun to be smart, an entrepreneurial venture. During this time she also worked as a consultant and further pursued her education. From 1989 to September 1994, she was the Corporate Vice President for PaineWebber's Resource Management Account. While at PaineWebber, she held various marketing and new product development positions. Ms. Fillmore earned a B.A. degree in Comparative Literature from Columbia University where she graduated Cum Laude.

     Tej Anand joined us in February 2000 as our Chief Information Officer. Since 1998, he held a similar position at Golden Books Family Entertainment where he was responsible for overseeing systems development and computer operations. From 1993 to 1998, Mr. Anand was Director of Knowledge Discovery Solutions at NCR's Human Interface Technology Center. Mr. Anand worked for A.
C. Nielsen, where he developed two novel data mining tools, "Spotlight" and "Opportunity Explorer," that extract business insights from retail point-of-sale data. He is a member of the IEEE, the American Association of Artificial Intelligence and the American Statistical Association. He has authored several technical papers and is often invited to speak to technical and business audiences. Mr. Anand received a Bachelor of Technology degree from Indian Institute of Technology, Bombay, India and a Master of Science degree from the University of South Carolina.

     Michael Levy has been a member of our board of directors since October 1999. He has served as the President, Chief Executive Officer and Chairman of the Board of SportslineUSA, Inc. since its inception in February 1994. From 1979 through March 1993, Mr. Levy served as President, Chief Executive Officer and as a Director of Lexicon Corporation, a high technology company specializing in data communications and signal processing technology. From January 1988 to June 1993, Mr. Levy also served as Chairman of the Board and Chief Executive Officer of Sports-Tech International, Inc., a company engaged in the development, acquisition, integration, and sale of computer software, equipment, and computer-aided video systems used by professional, collegiate and high school sports programs. Between June 1993 and February 1994 Mr. Levy was a private investor. Mr. Levy also serves as a member of the board of directors of iVillage Inc. Mr. Levy received a B.S. in Electrical Engineering from the Georgia Institute of Technology.

     Gregory W. Slayton has been a member of our board of directors since October 1999. He has served as President, Chief Executive Officer and a member of the board of directors of ClickAction Inc. since December 1997. From March 1996 to July 1997, Mr. Slayton was the President, Chief Operating Officer, and Director of ParaGraph International. In August 1994, Mr. Slayton co-founded Worlds, Inc. and served as Senior Vice President and Chief Financial Officer until November 1995. Prior to founding Worlds, Inc., Mr. Slayton served as Vice President and Chief Financial Officer of Paramount Technology Group of Paramount Communications Inc. Mr. Slayton was also a management consultant with McKinsey & Company for four years. Mr Slayton serves on the board of directors of inTest Corporation, and he is on the board of directors of Opportunity International, a non-profit organization. Mr. Slayton holds a B.A. in Economics from Dartmouth College and an M.B.A. from Harvard Business School.

Board Composition

     We currently have five directors. Each director is elected at the annual general meeting of our shareholders, by a vote of the holders of a plurality of the voting power represented at such meeting. Each director holds office until the annual general meeting of our shareholders or until his or her successor has been elected.

     Our non-management directors, Messrs. Levy and Slayton serve on the audit committee and the compensation committee of the board. The executive officers serve at the discretion of the board.


Board Committees

     In July 1999, our board of directors established an audit committee and a compensation committee. Our board of directors does not currently have and does not currently intend to establish an executive committee or a nominating committee, as those functions are to be performed by our entire board of directors.

     Audit Committee. The audit committee of the board of directors consists of Messrs. Levy and Slayton. This committee makes recommendations to the board of directors with respect to various auditing and accounting matters, including the recommendation of our auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. The audit committee has responsibility for, among other things, the planning and review of our annual and periodic reports and accounts and the involvement of our auditors in that process, focusing particularly on compliance with legal requirements and accounting standards and the related rules of the Nasdaq, the Securities and Exchange Commission, and the United States, and the establishment of an effective system of internal accounting controls.

     Compensation Committee. The compensation committee of the board of directors consists of Messrs. Levy and Slayton. This committee recommends, reviews and oversees the salaries, benefits and stock option plans for our employees, consultants, directors and other individuals compensated by us. The compensation committee also administers our compensation plans.


Director Compensation

     None of our directors receive cash compensation for their service on our board of directors, although our management directors receive cash compensation for their services as our officers. All directors, however, are reimbursed for reasonable expenses incurred in connection with serving as a director. We have granted options to purchase 100,000 shares of our common stock to three of our directors, Messrs. Levy, Slayton and Mr. York, our President, Chief Operating Officer and director, at an exercise price of $10.00 per share. One-third of the options granted to these three directors vested upon the consummation of our initial public offering in November 1999. The remaining two-thirds vest in equal installments on each of the next eight quarterly anniversaries following November 1999. We anticipate that our board of directors will hold regularly scheduled meetings quarterly.

                        ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation received during the indicated years by our Executive Officers in their indicated capacities as officers. In these fiscal years we had no other executive officers or employees who earned in excess of $100,000.

                                                                            Long-Term
                                                                           Compensation
                                                                              Awards
                                                                            Securities
                                                                            Underlying         All Other
Name and Principal Position          Salary           Bonus      Other       Options        Compensation(1)
-----------------------------   ----------------   ----------   -------   -------------   ------------------
                                     Annual Compensation
                                -----------------------------
Rosalind Resnick,
Chief Executive Officer, and    1999-$157,292       $60,000       --              --      1999-$1,999,633
Chairman of the Board of        1998-$185,000            --       --              --        1998-$155,000
Directors ...................   1997-$120,000            --       --              --         1997-$96,800
Ryan Scott Druckenmiller,
Chief Technology Officer and    1999-$157,292       $60,000       --              --      1999-$1,922,000
member of the                   1998-$185,000            --       --              --        1998-$155,000
Board of Directors ..........   1997-$120,000                     --              --         1997-$96,880
Gary Sindler,                    1999-$85,865       $37,500       --         117,000           1999-   --
Chief Financial                   1998-   --             --       --              --           1998-   --
Officer .....................     1997-   --             --       --              --           1997-   --

------------
(1) Includes contributions to our pension plan of $20,000, $30,000 and $30,000 for the benefit of each of Ms. Resnick and Mr. Druckenmiller in 1999, 1998 and 1997, respectively. Also includes distributions to the shareholders which were made in accordance with our election to be taxed as an S corporation. Such distributions are common for S corporations.


Stock Option Information


     Prior to our initial public offering, we granted options, effective as of September 14, 1999 and as of November 11, 1999, to purchase 241,000 shares of our common stock at an exercise price of $5.00 per share under our 1999 Stock Option Plan. Additionally, we granted an additional 5,500 shares at prices less than the fair market value on the date of grant. Those options were granted to our employees other than Ms. Resnick and Mr. Druckenmiller. Those options are exercisable for a period of five years, but not until they have vested. Those options vest in equal one-third installments on each of the three anniversaries of the date of grant, subject to the optionees' continued employment with us. Ms. Resnick and Mr. Druckenmiller received S corporation distributions until November 15, 1999, when the S corporation status was terminated. Ms. Resnick and Mr. Druckenmiller have received no options or other stock-based compensation. In addition, we have granted options to purchase 100,000 shares of common stock to three of our directors, Messrs. Levy, Slayton and York, at an exercise price of $10.00 per share. The options granted to these three directors are also exercisable for a period of five years, but not until they have vested. One third of these options vested upon the consummation of our initial public offering in November 1999. The remaining two-thirds of the options vest in equal installments on each of the next eight quarterly anniversaries following November 1999. Vesting also depends on continued service as our directors, subject to acceleration under certain circumstances. All the outstanding options granted to our directors would be accelerated, and all of our other outstanding options may be accelerated, as to vesting and exercisability, in the event of certain transactions, including certain changes in our control, certain mergers and reorganizations, and certain dispositions of substantially all of our assets. The vesting and exercisability of the options issued to the three directors would also be accelerated if those directors are not re-elected to office, except if they are unable to serve or choose not to serve, or if they are removed from office, except for cause or material non-performance of their duties


     Subsequent to our initial public offering, we granted options, effective as of January 6, 2000, to purchase 700,000 shares of our common stock, at an exercise price of $33.25 per share under our 1999 Stock Option

Plan. These options were granted to two of our new executive employees, Mitchell York and Scott Wolf. These options are exercisable for a period of five years, but not until they have vested. Sixteen and two-thirds percent (16.667%) of the options granted to Messrs. York and Wolf, vest on July 6, 2000. The remaining options vest in equal installments on each of the next ten quarterly anniversaries after July 6, 2000, subject to the optionees' continued employment with us. In addition, we have granted options, effective as of February 2, 2000, to purchase 350,000 shares of our common stock at an exercise price of $33.50 per share under our 1999 Stock Option Plan to Mr. Anand and Ms. Fillmore. The options are exercisable for a period of five years, but not until they have vested. Sixteen and two-thirds percent (16.667%) of the options granted to Mr. Anand and Ms. Fillmore vest on August 2, 2000. The remaining options vest in equal installments on each of the next ten quarterly anniversaries following August 2, 2000, subject to the optionees' continued employment with us. In 2000, we also granted options to purchase 33,000 shares of our common stock to other employees at exercise prices equal to the fair market value on the dates of grant.

Option Grants in Last Fiscal Year

     The following table sets forth grants of stock options for the year ended December 31, 1999 to each of our named executive officers. The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated assuming that the fair market value of common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock. The percentage of total options granted to employees in the fiscal year is based on options to purchase an aggregate of 246,500 shares of common stock granted under our plan.

                                                       Individual Grants
                                    --------------------------------------------------------
                                      Number of     % of Total
                                       Shares         Options
                                     Underlying     Granted to      Exercise
                                       Options     Employees in    Price Per     Expiration
               Name                    Granted      Fiscal Year      Share          Date
----------------------------------  ------------  --------------  -----------  -------------
Rosalind B. Resnick ..............          --         --               --              --
Ryan Scott Druckenmiller .........          --         --               --              --
Gary Sindler .....................     117,000         47%          $ 5.00       June 2004

                                          Potential
                                     Realizable Value at
                                       Assumed Annual
                                       Rates of Stock
                                     Price Appreciation
                                         Option Term
                                    --------------------
               Name                          0%                 5%            10%
----------------------------------  --------------------  -------------  -------------
Rosalind B. Resnick ..............              --                 --             --
Ryan Scott Druckenmiller .........              --                 --             --
Gary Sindler .....................        $936,000         $1,356,000     $1,865,000

Aggregated Option Exercises in the Year Ended December 31, 1999 and Year-End Option Values

     The following table sets forth information concerning the options held by each of our named executive officers at December 31, 1999. The values set forth below have been calculated based on the last reported sale price of our common stock on December 31, 1999 of $44.00, less the applicable exercise price per share, multiplied by the number of shares underlying the options.

                                            Number of Shares                Value of Unexercised
                                         Underlying Unexercised             In-the-Money Options
                                       Options at Fiscal Year End          at Fiscal Year End ($)
                                     -------------------------------   ------------------------------
               Name                   Exercisable     Unexercisable     Exercisable     Unexercisable
----------------------------------   -------------   ---------------   -------------   --------------
Rosalind B. Resnick ..............        --                  --            --                   --
Ryan Scott Druckenmiller .........        --                  --            --                   --
Gary Sindler .....................        --             117,000            --           $4,563,000

Employment Agreements

     We have entered into one-year employment agreements with six of our technology employees. These agreements are automatically renewable and are terminable by either the employee or us upon 90 days' notice.

The remaining non-management employees are employed on an at-will basis. All of our non-management employment arrangements provide, among other things, that each of the employees shall provide services to us on a full-time basis. All of our non-management employees have also entered into agreements with us which contain restrictive covenants relating to non-competition with us, non-solicitation of our customers, non-dealing with our customers and non-solicitation of our suppliers and employees. In addition, each of these agreements contains an express obligation of confidentiality in respect of our trade secrets and confidential information and provide for us to own any intellectual property rights created by our employees in the course of their employment.


     We have entered into employment agreements with Rosalind Resnick, as our Chief Executive Officer and Chairman of our board of directors, Ryan Scott Druckenmiller, as our Chief Technology Officer, Mitchell York, as our President, Chief Operating Officer and director, Gary Sindler, as our Chief Financial Officer, Scott Wolf, as our Senior Vice President, Sales and Business Development, Allison Fillmore, as our Senior Vice President, Marketing, and Tej Anand, as our Chief Information Officer. Ms. Resnick's, Mr. Druckenmiller's and Mr. Sindler's agreements expire on December 31, 2002. Messrs. York's and Wolf's agreements expire on January 5, 2003. Ms. Fillmore's and Mr. Anand's agreements expire on February 1, 2003. The executives are entitled to base salaries per annum, initially as follows: Rosalind Resnick, $175,000; Ryan Scott Druckenmiller, $175,000; Mitchell York, $250,000; Gary Sindler, $150,000; Scott Wolf, $200,000; Allison Fillmore, $140,000; and Tej Anand, $200,000. The executives are entitled to annual bonuses as the compensation committee of our board of directors may determine based upon their performance and achievement of specified goals to be established and mutually agreed upon by each of them and the compensation committee prior to the beginning of their bonus period as follows: Rosalind Resnick, up to $175,000 per year; Ryan Scott Druckenmiller, up to $175,000 per year; Mitchell York, up to $150,000 per year; Gary Sindler, up to $75,000 per year; Scott Wolf, up to $100,000 per year; Allison Fillmore, up to $60,000 year; and Tej Anand, up to $150,000 per year. Ms. Resnick and Mr. Druckenmiller are also entitled to additional performance bonuses, if any, as may be determined from time to time by the compensation committee upon the achievement of performance goals to be mutually agreed upon by each of Ms. Resnick and Mr. Druckenmiller, as the case may be, and the compensation committee. Each of Ms. Resnick and Mr. Druckenmiller have agreed not to compete with us in providing direct email marketing services to third parties for compensation during the term of employment and for at least three years after their employment is terminated other than a termination without cause or a termination during the first year following a change in control. Each of the remaining executives has agreed not to compete with us in providing direct email marketing services to third parties for compensation during the term of employment and for at least two years after their employment is terminated other than a termination without cause or a termination during the first year following a change in control. The executives are entitled to customary medical, life insurance, vacation, and other benefits under each of the agreements. Each of the executives will be eligible to be granted options under our 1999 Stock Option Plan, at the discretion of the committee administering that plan. Pursuant to each of their employment agreements, Messrs. York, Sindler, Wolf, Anand and Ms. Fillmore have been granted 500,000, 117,000, 200,000, 200,000 and 150,000 stock options respectively, under our 1999 Stock Option Plan. Ms. Resnick and Mr. Druckenmiller have not been granted any options. Each of the contracts include customary provisions entitling us to terminate the executive's employment for cause, upon extended disability of the executive, upon the executive's death, and otherwise without cause. Each executive is entitled to terminate the executive's employment upon material breach of the contract by us and without cause upon prior notice to us. The contracts contain customary provisions to protect our confidential information and to ensure that we will own inventions and improvements developed by the executive during the executive's employment activities.


Stock Option Plan


     Our 1999 Stock Option Plan was adopted by the board of directors in July 1999. The Plan provides for the grant of options to our directors, officers, employees and certain consultants. Our board of directors recently approved an increase in the number of shares reserved for issuance under the 1999 Stock Option Plan to 2,000,000 shares. This amendment to the Plan is subject to shareholder approval. We have granted options, effective as of September 14, 1999 and as of November 11, 1999, to purchase 241,000 shares of our common stock at an exercise price of $5.00 per share. We have also granted options to purchase 5,500 shares at exercise prices below fair market value on the date of grant. In addition, we have granted options to purchase 100,000 shares of our common stock to each of Messrs. Levy, Slayton and York, at an exercise price of $10.00 per share. Additionally, in 2000, 1,050,000 options were granted pursuant to employment agreements and 33,000 options were granted to other employees. The exercise price of such options was equal to the fair market value on the dates of grant.

     The 1999 Stock Option Plan provides for the grant of options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options. The board of directors or a committee designated by the board is authorized to administer the Plan, including the selection of individuals eligible for grants of options, the terms of such grants, possible amendments to the terms of such grants, and the interpretation of the terms of the Plan. The maximum term of any stock option granted under the Plan is ten years, except that with respect to incentive stock options granted to a person possessing more than 10% of our combined voting power, the term of their options shall be for no more than five years.

     The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of our common stock on the date of grant. However, for any employee holding more than 10% of our combined voting power, the exercise price must be at least 110% of the fair market value of our common stock. The exercise price of non-qualified stock options is set by the administrator of the Plan.

     The aggregate fair market value on the date of grant of the common stock for which incentive stock options are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Also, the aggregate number of options granted to any one optionee may not exceed 468,000 shares.

     Options granted under the 1999 Stock Option Plan may be exercised at any time or from time to time or only after a period of time in installments, as our compensation committee or the board of directors determines. Our compensation committee or the board of directors may in its sole discretion accelerate the date on which any option may be exercised or determine to provide in an option agreement that an option may become partially or fully exercisable in the event of certain transactions, including certain changes in our control, certain mergers and reorganizations, and certain dispositions of substantially all of our assets. The exercise price of options granted under the 1999 Stock Option Plan will be as determined by the relevant administrator, although the exercise price of incentive stock options must be at least equal to the fair market value of our common stock on the date of grant. Our board of directors may amend, modify or terminate the 1999 Stock Option Plan at any time as long as such amendment, modification or termination does not impair vesting rights of plan participants. The 1999 Stock Option Plan will terminate in 2009, unless terminated earlier by the board of directors.


Pension Plan

     In 1997, we had a money purchase pension and profit sharing plan for our officers and directors, who were also our only shareholders. Upon termination of that plan, we established a defined contribution plan in 1998 for eligible employees under Section 401(k) of the Internal Revenue Code. Employees must complete one year of service to be eligible to participate in the 401(k) plan. In 1997, 1998 and 1999, we incurred contribution expenses of $60,000, $60,000 and $40,000, respectively, relating to these plans. The 401(k) plan is administered by us.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 27, 2000 by:

     o each person or group of affiliated persons who we know owns beneficially 5% or more of our common stock,

     o each of our directors,

     o our executive officers listed in the Summary Compensation Table, and

     o all of our directors and executive officers as a group.

     Percentage of ownership is calculated as required by Commission Rule 13d-3(d)(1). Except as otherwise indicated below, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws. The address for each individual is: 379 West Broadway, Suite 202, New York, New York 10012.




                                        Shares of Common Stock
                                          Beneficially Owned
               Name of                 -------------------------
          Beneficial Owner                Number        Percent
------------------------------------   ------------   ----------
Rosalind B. Resnick ................     5,954,500    38.4%
Ryan Scott Druckenmiller ...........     5,730,035    37.0%
Mitchell York(1) ...................        41,666       *
Gary Sindler .......................            --      --
Scott Wolf .........................            --      --
Michael Levy(1) ....................        41,666       *
Gregory W. Slayton(1) ..............        41,666       *
All directors and executive officers
 as a group (9 persons) ............    11,809,533    76.2%

------------
* Less than 1% of the outstanding common stock.

(1) Consists of options to purchase 41,666 shares of common stock which are exercisable within 60 days following the date of this Report.


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following Financial Statements and Schedules are included beginning on Page F-1 of this Report of Independent Certified Public
         Accountants........................................................

         Financial Statements:
             Balance Sheets.................................................
             Statements of Income...........................................
             Statement of Stockholders' Equity..............................
             Statements of Cash Flows.......................................
             Notes to Financial Statements..................................
         Financial Statement Schedule:
           Schedule II -- Valuation and Qualifying Accounts.................
           No other schedules need to be included as such information is not applicable.

     (b) Reports on Form 8-K -- No Current Reports on Form 8-K were filed during 1999.

     (c) Exhibits

NUMBER        DESCRIPTION
-----------  --------------------------------------------------
   3.1*      Certificate of Incorporation.
   3.2*      Restated Certificate of Incorporation.
   3.3*      Bylaws.
   3.4*      Amended and Restated Bylaws.
   4.1*      Specimen Common Stock Certificate.
  10.1*      Employment Contract with Rosalind Resnick.
  10.2*      Employment Contract with Ryan Scott Drukenmiller.
  10.3*      Employment Contract with Gary Sindler.
  10.4       Employment Contract with Mitchell York.
  10.5       Employment Contract with Scott Wolf.
  10.6       Employment Contract with Allison Fillmore.
  10.7       Employment Contract with Tej Anand.
 10.8*       NetCreations 1999 Stock Option Plan.
  24.1       Power of Attorney (included on signature page)
  27.1       Financial Data Schedule

------------
* Incorporated herein by reference. Filed with the Commission as an exhibit to our Registration Statement on Form S-1 (Registration No. 333-84019) on November 12, 1999.

                                  Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Report has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in New York, New York, on this 29th day of March, 2000.

                                          NETCREATIONS, INC.

                                          By: /S/ ROSALIND B. RESNICK
                                              ---------------------
                                              Rosalind B. Resnick
                                              Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rosalind B. Resnick, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and any other regulatory authority, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or her substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this to this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

            Signature                             Title(s)                      Date
---------------------------------  -------------------------------------  ----------------
       /S/ ROSALIND B. RESNICK     Chief Executive Officer,               March 29, 2000
 -----------------------------     Chairman of the Board of Directors,
         Rosalind B. Resnick       and Treasurer (Principal
                                   Executive Officer)

 /S/ RYAN SCOTT DRUCKENMILLER      Chief Technology Officer,              March 29, 2000
 -----------------------------     Vice President, Secretary
  Ryan Scott Druckenmiller         and Director

     /S/ GARY SINDLER              Chief Financial Officer                March 29, 2000
 -----------------------------     (Principal Financial and
        Gary Sindler               Accounting Officer)

        /S/ MICHAEL LEVY           Director                               March 29, 2000
-------------------------------
           Michael Levy

     /S/ GREGORY W. SLAYTON        Director                               March 29, 2000
-------------------------------
         Gregory W. Slayton

       /S/ MITCHELL YORK           President, Chief Operating Officer     March 29, 2000
-------------------------------    and Director
           Mitchell York

                                       43

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                Page
                                                               -----
Report of Independent Certified Public Accountants ..........   F-2
Financial Statements:
    Balance Sheets ..........................................   F-3
    Statements of Income ....................................   F-4
    Statement of Stockholders' Equity .......................   F-5
    Statements of Cash Flows ................................   F-6
    Notes to Financial Statements ...........................   F-7
Financial Statement Schedule:
 Schedule II -- Valuation and Qualifying Accounts ...........   S-1

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of
 NetCreations, Inc.

     We have audited the accompanying balance sheets of NetCreations, Inc. as of December 31, 1998 and 1999, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetCreations, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

     We have also audited Schedule II for each of the three years in the period ended December 31, 1999. In our opinion this schedule presents fairly, in all material respects, the information required to be set forth therein.



GRANT THORNTON LLP


New York, New York
February 11, 2000

                              NetCreations, Inc.


                                BALANCE SHEETS



                                                                      December 31,
                                                              -----------------------------
                                                                  1998            1999
                           ASSETS                             -----------   ---------------
Current assets
 Cash and cash equivalents ................................    $ 96,885      $ 41,305,814
 Accounts receivable (net of allowance for doubtful
   accounts of $150,000 at December 31, 1999) .............     673,706         5,636,967
 Prepaid commissions ......................................          --         3,000,000
 Other current assets .....................................       6,022           132,395
                                                               --------      ------------
   Total current assets ...................................     776,613        50,075,176
Fixed assets, net .........................................     155,740         2,268,225
Other assets ..............................................      11,451            48,014
                                                               --------      ------------
   Total assets ...........................................    $943,804      $ 52,391,415
                                                               ========      ============
              LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ..........................................    $  7,197      $  1,825,896
Accrued expenses ..........................................      77,466           939,405
Commissions payable .......................................     293,000         3,696,466
Current portion of capital lease obligations ..............      14,331           112,350
Income taxes payable ......................................      12,138           325,552
Deferred income taxes .....................................      32,500           128,500
                                                               --------      ------------
   Total current liabilities ..............................     436,632         7,028,169
Capital lease obligations .................................      30,180           101,225
                                                               --------      ------------
   Total liabilities ......................................     466,812         7,129,394
Common stock, $.01 par value; 50,000,000 shares authorized;
 issued and outstanding, 11,700,000 and 15,495,000 at
 December 31, 1998 and 1999, respectively .................     117,000           154,950
Additional paid-in capital ................................          --        46,512,376
Deferred compensation .....................................          --        (2,313,171)
Retained earnings .........................................     359,992           907,866
                                                               --------      ------------
   Total stockholders' equity .............................     476,992        45,262,021
                                                               --------      ------------
   Total liabilities and stockholders' equity .............    $943,804      $ 52,391,415
                                                               ========      ============


The accompanying notes are an integral part of these statements.

                              NetCreations, Inc.


                             STATEMENTS OF INCOME



                                                                   Year ended December 31,
                                                        ----------------------------------------------
                                                             1997            1998            1999
                                                        -------------   -------------   --------------
Net revenues ........................................   $1,100,781      $3,446,539       $20,658,223
Cost of revenues ....................................      173,124       1,509,776        10,464,359
                                                        -----------     -----------      -----------
   Gross profit .....................................      927,657       1,936,763        10,193,864
Operating expenses
 Selling and marketing ..............................      289,904         492,004         2,088,100
 Technology, support and development ................      193,554         373,746           694,311
 General and administrative .........................      151,221         365,343         1,914,608
 Depreciation and amortization ......................        9,515          23,414           195,362
                                                        -----------     -----------      -----------
   Total operating expenses .........................      644,194       1,254,507         4,892,381
                                                        -----------     -----------      -----------
Operating income ....................................      283,463         682,256         5,301,483
Interest income (expense):
 Interest income ....................................                                        209,182
 Interest expense ...................................          (86)         (4,165)          (33,157)
                                                        -----------     -----------      -----------
 Interest income (expense) -- net ...................          (86)         (4,165)          176,025
                                                        -----------     -----------      -----------
   Income before income tax provision ...............      283,377         678,091         5,477,508
Income tax provision ................................       23,028          72,228           946,000
                                                        -----------     -----------      -----------
   NET INCOME .......................................   $  260,349      $  605,863       $ 4,531,508
                                                        ===========     ===========      ===========
Net income per common share
 Basic and diluted ..................................   $     0.02      $     0.05       $      0.37
                                                        ===========     ===========      ===========
Weighted-average common shares outstanding:
 For basic net income per share .....................   11,700,000      11,700,000        12,187,315
 For diluted net income per share ...................   11,700,000      11,700,000        12,351,642
Pro forma data (unaudited)
 Historical income before income taxes ..............   $  283,377      $  678,091       $ 5,477,508
 Pro forma income tax provision .....................      129,000         316,000         2,537,000
                                                        -----------     -----------      -----------
Pro forma net income ................................   $  154,377      $  362,091       $ 2,940,508
                                                        ===========     ===========      ===========
Pro forma net income per common share
 Basic and diluted ..................................   $     0.01      $     0.03       $      0.24
                                                        ===========     ===========      ===========
Pro forma weighted-average common shares outstanding:
 For basic net income per share .....................   11,700,000      11,700,000        12,187,315
 For diluted net income per share ...................   11,700,000      11,700,000        12,351,642


The accompanying notes are an integral part of these statements.

                              NetCreations, Inc.


                       STATEMENT OF STOCKHOLDERS' EQUITY




                                                                Additional                         Retained
                                         Common Stock
                                  --------------------------      paid-in         Deferred         earnings
                                      Shares       Dollars        capital       compensation     (deficiency)        Total
                                  -------------  -----------  --------------  ----------------  --------------  --------------
Balance at January 1,
 1997 ..........................   11,700,000     $117,000                                       $   (122,459)   $     (5,459)
Net income .....................                                                                      260,349         260,349
S Corporation
 distributions to
 shareholders ..................                                                                     (133,761)       (133,761)
                                                                                                 ------------    ------------
Balance at December 31,
 1997 ..........................   11,700,000      117,000              --                --            4,129         121,129
Net income .....................                                                                      605,863         605,863
S Corporation
 distributions to
 shareholders ..................                                                                     (250,000)       (250,000)
                                                                                                 ------------    ------------
Balance at December 31,
 1998 ..........................   11,700,000      117,000              --                --          359,992         476,992
Net income .....................                                                                    4,531,508       4,531,508
Issuance of common
 stock .........................    3,795,000       37,950     $43,544,911                                         43,582,861
Grant of stock options .........                                 2,865,465      $ (2,865,465)                              --
Equity-based
 compensation ..................                                                     552,294               --         552,294
Reclassification of
 additional S
 Corporation earnings to
   paid-in capital .............                                   102,000                           (102,000)             --
S Corporation
 distributions to
 shareholders ..................                                                                   (3,881,634)     (3,881,634)
                                   ----------     --------     -----------      ------------     ------------    ------------
Balance at December 31,
 1999 ..........................   15,495,000     $154,950     $46,512,376      $ (2,313,171)    $    907,866    $ 45,262,021
                                   ==========     ========     ===========      ============     ============    ============

The accompanying notes are an integral part of these statements.

                              NetCreations, Inc.


                            STATEMENTS OF CASH FLOWS
                            Year ended December 31,




                                                             1997            1998             1999
                                                        -------------   -------------   ---------------
Cash flows from operating activities
 Net income .........................................    $  260,349      $  605,863      $  4,531,508
 Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and amortization ...................         9,515          23,414           195,362
    Provision for doubtful accounts .................            --           3,613           232,402
    Deferred taxes ..................................        10,520          24,200            96,000
    Equity-based compensation .......................            --              --           552,294
    Changes in assets and liabilities
      Accounts receivable ...........................      (107,702)       (556,580)       (5,195,663)
      Prepaid commissions ...........................            --              --        (3,000,000)
      Other current assets ..........................        (6,317)            295          (126,373)
      Other assets ..................................           143         (10,980)          (36,563)
      Accounts payable and accrued expenses                  21,493          13,505         2,680,638
      Commissions payable ...........................        18,883         260,098         3,403,466
      Income taxes payable ..........................        (1,147)         12,138           313,414
                                                         ----------      ----------      ------------
      Net cash provided by operating
       activities ...................................       205,737         375,566         3,646,485
                                                         ----------      ----------      ------------
Cash flows from investing activities
 Capital expenditures ...............................       (50,955)        (79,422)       (2,063,075)
                                                         ----------      ----------      ------------
      Net cash used in investing activities .........       (50,955)        (79,422)       (2,063,075)
                                                         ----------      ----------      ------------
Cash flows from financing activities
 Proceeds from sale of common stock, net ............            --              --        45,881,550
 Distributions to shareholders ......................      (133,761)       (250,000)       (3,881,634)
 Borrowings under line of credit ....................            --         284,240         1,300,000
 Payments on line of credit .........................            --        (284,240)       (1,300,000)
 Payments of offering costs .........................            --                        (2,298,689)
 Payments on capital lease obligations ..............            --          (3,261)          (75,708)
                                                         ----------      ----------      ------------
      Net cash provided by (used in)
       financing activities .........................      (133,761)       (253,261)       39,625,519
                                                         ----------      ----------      ------------
      NET INCREASE IN CASH AND
       CASH EQUIVALENTS .............................        21,021          42,883        41,208,929
Cash and cash equivalents at beginning of
 year ...............................................        32,981          54,002            96,885
                                                         ----------      ----------      ------------
Cash and cash equivalents at end of year ............    $   54,002      $   96,885      $ 41,305,814
                                                         ==========      ==========      ============
Supplemental disclosures of cash flow
 information:
   Cash paid during the year for
    Income taxes ....................................    $   18,825      $   28,825      $    535,000
                                                         ==========      ==========      ============
    Interest ........................................    $       --      $       --      $     33,157
                                                         ==========      ==========      ============
Noncash financing activities:


Capital lease obligations of $47,772, and $244,772 during the years ended December 31, 1998 and 1999, respectively, were incurred when the Company entered into leases for new equipment.

The accompanying notes are an integral part of these statements.

                              NetCreations, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1997, 1998 and 1999

NOTE A -- NATURE OF OPERATIONS

     NetCreations, Inc. (the "Company") was incorporated and commenced operations in 1995. NetCreations, Inc. is a provider of opt-in e-mail marketing services on the Internet. The Company manages an extensive database of e-mail addresses gathered from its own and from third-party Web sites. These lists are available for rental, including list rental, e-mail delivery, and merge/purge. The Company also maintains a Web site at www.postmasterdirect.com as a vehicle for its services and another Web site that contains its corporate information at www.netcreations.com.

     The Company's primary revenue source is the rental of opt-in e-mail lists.


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1. Revenue Recognition

      The Company recognizes revenue when e-mail messages are transmitted to selected addresses, net of volume discounts and broker discounts.

     2. Fixed Assets

      Owned fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally ranging from three to five years. Leased equipment meeting certain criteria is capitalized and the present value of related lease payments is recorded as a liability. Amortization of assets under capital leases and leasehold improvements are computed using the straight-line method over the lesser of the lease term or the estimated useful lives of the assets, generally three to five years.

     3. Income Taxes

      Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     4. Use of Estimates

      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    5. Advertising

      Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1997, 1998 and 1999 amounted to $74,000, $128,000 and $753,000, respectively.

     6. Cost of Revenues

      Cost of revenues consists primarily of commissions to the Web site owners that are incurred for each e-mailing to the e-mail addresses owned by the Web sites.

                              NetCreations, Inc.

                       December 31, 1997, 1998 and 1999

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -- (Continued)

     7. List Management Agreement

      When the Company advances amounts under a third-party list management agreement, the Company accounts for advances made as prepaid commissions. Commission expense is recognized as revenue is earned by NetCreations upon the transmission of applicable e-mail messages and applied against the advances. Should management determine that it is no longer probable that sufficient revenue will be generated over the term of the agreement to meet the minimum amounts advanced, the Company will amortize the remaining advances at the greater of the method described in the preceding sentence or the straight-line basis over the remaining term of the agreement.

      Management will also assess the recoverability of prepaid commissions at each reporting period. To the extent that it is probable that some or all of the prepaid commissions have become nonrecoverable, a charge to operations will be made in that period to reduce the balance to the amount recoverable. There are no required charges as of December 31, 1999.

     8. Net Income Per Share

      Basic and diluted net income per share is included, in accordance with SFAS No. 128, "Earnings Per Share," for all periods presented. Basic net income per share is computed by dividing the net income per share for the period by the weighted-average number of common shares outstanding during the period. The weighted-average shares have been adjusted retroactively to give effect to a 117,000-to-1 share split effective September 14, 1999. Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of common shares adjusted for the dilutive effect of any potential shares issuable outstanding during the period.

      Reference is made to Notes E and K.

     9. Stock Split

      On September 14, 1999, the Company effected a 117,000-to-1 stock split. The accompanying financial statements have been adjusted retroactively to reflect the stock split.

     10. Cash and Cash Equivalents

      The Company considers all securities with a maturity of three months or less when purchased as cash and cash equivalents.

     11. Other Comprehensive Income

      Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported as other comprehensive income.

     12. Segment Information

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way companies report information about operating segments in annual financial statements. It also established standards for related disclosures about products and services, geographic areas and major customers. The disclosures prescribed in SFAS No. 131 became effective for the year ended December 31, 1998. The Company has determined that it operates as one business segment, a provider of internet marketing services.

                              NetCreations, Inc.

                       December 31, 1997, 1998 and 1999

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -- (Continued)

     13. Recently Issued Accounting Pronouncements

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for the Company in 2002. The Company does not believe that the adoption of this statement will have a material impact on the Company's financial position or results of operations.

     14. Technology, Support and Development Expenses

      Technology, support and development costs, which consist principally of salaries, including that of the Company's Chief Technology Officer, have been expensed as incurred.

     15. Reclassification

      Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform to the 1999 presentation.

NOTE C -- FIXED ASSETS

     Fixed assets consist of the following at December 31,:



                                                                   1998           1999
                                                               -----------   -------------
   Computer equipment ......................................    $ 177,342     $2,450,008
   Office equipment ........................................       11,881         15,474
   Leasehold improvements ..................................           --         31,589
                                                                ---------     ----------
                                                                  189,223      2,497,021
   Less accumulated depreciation and amortization ..........      (33,483)      (228,846)
                                                                ---------     ----------
                                                                $ 155,740     $2,268,225
                                                                =========     ==========


     Assets under capital lease at December 31, 1998 and 1999 were $47,772 and $292,544, respectively, and related accumulated amortization was $4,060 and $67,941, respectively, at December 31, 1998 and 1999.

NOTE D -- INCOME TAXES

     The Company was an S Corporation for Federal and state income tax purposes through the consummation of its IPO on November 15, 1999. Accordingly, no provision has been made for Federal and certain state income taxes in the 1997 and 1998 financial statements, since the income of the Company was included in the personal income tax returns of the stockholders. The Company was, however, responsible for taxes in jurisdictions which do not recognize S Corporation status (e.g., New York City). Provision was made for income taxes relating to these jurisdictions in the 1997 and 1998 financial statements. The Company files its tax returns on the cash basis of accounting.

     Effective November 15, 1999, the Company terminated its S Corporation status. The Company converted to a C Corporation and is now subject to Federal and all applicable state and local income taxes. In connection with the termination of the S Corporation election, the Company recognized a net Federal deferred tax liability of $93,000.

                              NetCreations, Inc.

                       December 31, 1997, 1998 and 1999

NOTE D -- INCOME TAXES  -- (Continued)

     The components of the income tax provision are as follows for the years ended December 31:




                                 1997        1998         1999
                              ---------   ---------   -----------
Current
 Federal ..................    $    --     $    --     $205,000
 State and local ..........     12,508      48,028      645,000
                               -------     -------     --------
   Total current ..........     12,508      48,028      850,000
                               -------     -------     --------
Deferred
 Federal ..................    $    --     $    --     $ 77,000
 State and local ..........     10,520      24,200       19,000
                               -------     -------     --------
   Total deferred .........     10,520      24,200       96,000
                               -------     -------     --------
                               $23,028     $72,228     $946,000
                               =======     =======     ========


     The differences between the income tax provision shown in the statements of income and the computed income tax provision based on the Federal statutory corporate rate are as follows:




                                                                            Year ended December 31,
                                                                 ---------------------------------------------
                                                                      1997           1998            1999
                                                                 -------------   ------------   --------------
Computed income tax provision based on the
 Federal statutory rate of 34% ...............................    $   96,000      $  231,000     $  1,862,000
State and local income taxes, net of Federal benefit .........        33,000          80,000          641,000
Effect of S Corporation ......................................      (105,972)       (238,772)      (1,557,000)
                                                                  ----------      ----------     ------------
                                                                  $   23,028      $   72,228     $    946,000
                                                                  ==========      ==========     ============

     The significant components of the net deferred tax liability are as follows:



                                                                  December 31,
                                                          ----------------------------
                                                              1998           1999
                                                          -----------   --------------
Deferred tax liabilities -- current
 Accounts receivable and other current assets .........    $  73,100     $  2,664,500
Deferred tax assets -- current
 Accounts payable and accrued expenses ................      (40,600)      (2,536,000)
                                                           ---------     ------------
 Net deferred tax liability ...........................    $  32,500     $    128,500
                                                           =========     ============


     On January 1, 2000 the Company will become an accrual basis taxpayer pursuant to the Internal Revenue Code. This change will result in a reversal of the deferred tax liabilities of $128,500 and the recognition of a deferred tax asset of approximately $443,000 and an additional current tax payable of $141,000 as of January 1, 2000.

NOTE E -- PRO FORMA INCOME STATEMENT INFORMATION (UNAUDITED)

     The Company had elected to be taxed as an S Corporation pursuant to the Internal Revenue Code through November 15, 1999. Pro forma adjustments in the statements of income for each of the three years in the period ended December 31, 1999 reflect a pro forma provision for income taxes based upon pretax income, as if the Company had been subject to all applicable Federal, state and local income taxes for the entire period. As the Company is a cash basis taxpayer, the pro forma tax provision is calculated assuming that taxes are reported on a cash basis.

                              NetCreations, Inc.

                       December 31, 1997, 1998 and 1999

NOTE E -- PRO FORMA INCOME STATEMENT INFORMATION (UNAUDITED)  -- (Continued)

     The pro forma income tax provision, after giving effect to the Federal statutory rate of 34% and an applicable state and local tax provision, consists of the following:




                                       Year ended December 31,
                              -----------------------------------------
                                  1997          1998           1999
                              -----------   -----------   -------------
Current
 Federal ..................    $ 52,000      $115,000      $1,530,000
 State and local ..........      33,000        71,000       1,015,500
                               --------      --------      ----------
   Total current ..........      85,000       186,000       2,545,500
                               --------      --------      ----------
Deferred
 Federal ..................      27,000        80,000          (7,000)
 State and local ..........      17,000        50,000          (1,500)
                               --------      --------      ----------
   Total deferred .........      44,000       130,000          (8,500)
                               --------      --------      ----------
                               $129,000      $316,000      $2,537,000
                               ========      ========      ==========


     The differences between the pro forma provision for income taxes shown in the statements of income and the pro forma computed income tax expense based on the Federal statutory corporate rate are as follows:




                                                                         Year ended December 31,
                                                                -----------------------------------------
                                                                    1997          1998           1999
                                                                -----------   -----------   -------------
Computed income taxes based on Federal statutory rate
 of 34% .....................................................    $ 96,000      $231,000      $1,862,000
State and local income taxes net of Federal benefit .........      33,000        85,000         675,000
                                                                 --------      --------      ----------
                                                                 $129,000      $316,000      $2,537,000
                                                                 ========      ========      ==========

     The significant components of the pro forma net deferred tax liability, assuming a 34% Federal statutory rate and an applicable state and local provision, are as follows:



                                                                   December 31,
                                                          ------------------------------
                                                              1998             1999
                                                          ------------   ---------------
Deferred tax liability -- current
 Accounts receivable and other current assets .........    $  309,000     $  2,664,500
Deferred tax asset -- current
 Accounts payable and accrued expenses ................      (172,000)      (2,536,000)
                                                           ----------     ------------
Net deferred tax liability ............................    $  137,000     $    128,500
                                                           ==========     ============

NOTE F -- LINE OF CREDIT

     The Company has an available unused line of credit in the amount of $1,300,000 at December 31, 1999. Borrowings are guaranteed by the Company's Chief Executive Officer and Chief Technology Officer. The interest rate on such borrowings is 1% above the bank's prime rate (8.75% at December 31, 1999).

                              NetCreations, Inc.

                       December 31, 1997, 1998 and 1999

NOTE G -- LEASES


     1. Capital Lease Obligations

     The annual maturities of capital lease obligations are as follows:



Year ending December 31,
----------------------------------------------------------------
           2000 ................................................    $112,350
           2001 ................................................     107,320
           2002 ................................................      20,541
                                                                    --------
                                                                     240,211
           Less amount representing interest ...................      26,636
                                                                    --------
           Present value of net minimum lease payments .........     213,575
           Less: Current portion ...............................     112,350
                                                                    --------
           Long term portion ...................................    $101,225
                                                                    ========


     2. Operating Lease Commitments

     The Company leases office space under the terms of operating leases that expire at various dates through 2003. Future minimum payments under noncancellable operating leases consisted of the following at December 31, 1999:


  2000 .................................    $194,000
  2001 .................................     198,000
  2002 .................................     202,000
  2003 and thereafter ..................      75,000
                                            --------
                                            $669,000
                                            ========


     The Company paid $49,600 and $136,000 in rent expense for the years ended December 31, 1998 and 1999, respectively. No rent expense was incurred for the year ended December 31, 1997, since the stockholders provided minimum facilities in that year.

NOTE H -- DEFINED CONTRIBUTION PLAN


     In 1997, the Company had a money purchase pension and profit sharing plan for its officers/ shareholders. Upon termination, the Company established a defined contribution plan in 1998 for eligible employees under Section 401(k) of the Internal Revenue Code. Employees must complete one year of service to be eligible to participate in the 401(k) plan. In 1997, 1998 and 1999, the Company incurred contribution expenses of $60,000, $60,000 and $40,000, respectively, relating to these plans.

NOTE I -- CONCENTRATIONS


     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash investments with high quality financial institutions. The Company's cash equivalents are invested in high quality government securities. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different industries and countries worldwide. The Company had no significant concentrations of credit risk. No single customer represented more than 10% of the Company's revenues during the years ended December 31, 1997, 1998 and 1999. During the years ended December 31, 1998 and 1999, revenues generated from the e-mail address lists of two Web sites each represented 15.3% and 16.8% of revenues, and 0.0% and 7.7% respectively.

                              NetCreations, Inc.

                       December 31, 1997, 1998 and 1999

NOTE I -- CONCENTRATIONS OF CREDIT RISK  -- (Continued)

     For the year ended December 31, 1998, one reseller accounted for approximately 7% of net revenues as a reseller and 3.3% of net revenues as a list owner. In July 1999, the Company terminated its agreement with this reseller.


NOTE J -- STOCKHOLDERS' EQUITY


a. Common Stock


     As of December 31, 1999, there were 15,495,000 shares of common stock outstanding. Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders and do not have cumulative voting rights. Accordingly, holders of a majority of the shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of funds legally available for that purpose, subject to any preferential dividend rights of any outstanding preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.


b. Preferred Stock


     The Company's amended certificate authorizes the board of directors, without further shareholder approval, to issue from time to time up to an aggregate of 5,000,000 shares of preferred stock in one or more series and to fix or alter the designations, powers, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series. No shares of preferred stock have been issued.


c. Stock Option Plan


     The Company adopted its 1999 Stock Option Plan (the "Plan") in July 1999. The Plan provides for the granting of up to 1,170,000 options to directors, officers, employees and consultants. (See Note M) The Plan provides for the granting of options intended to qualify as incentive stock options under the Internal Revenue Code and nonqualified options. The Plan will terminate in July 2009 unless terminated earlier. As of September 14, 1999 and as of November 11, 1999, the Company granted options totaling 241,000 to officers and employees other than the Company's officer/shareholders at an exercise price of $5.00 per share. Additionally, the Company granted an additional 5,500 shares at prices less than the fair market value on the date of grant. The options vest ratably over a three-year period and may be accelerated under certain conditions. The officer/shareholders of the Company did not receive any of the options or stock-based compensation. In addition, the Company granted, effective October 8, 1999, options to purchase 100,000 shares of common stock to each of the three nonmanagement directors at an exercise price per share equal to $10.00 per share. These options vest at a rate of one-third as of the date of the initial public offering and the remainder vests quarterly over the next two years and may be accelerated under certain conditions. During the year ended December 31, 1999, the Company recorded deferred compensation for the above options granted totaling $2,865,465, of which $552,294 was amortized to expense during 1999. The amount of compensation expense that will be recognized subsequent to December 31, 1999 over the next three years, relating to the options that have been granted through December 31, 1999, is as follows:

                              NetCreations, Inc.

                       December 31, 1997, 1998 and 1999

NOTE J -- STOCKHOLDERS' EQUITY -- (Continued)


Year ending December 31,
--------------------------
  2000 ...................   $  955,155
  2001 ...................      917,655
  2002 ...................      440,361
                             ----------
                             $2,313,171
                             ==========

     The Company accounts for options issued under the intrinsic value method of APB 25. Had compensation cost been determined based on the fair value at the grant date for stock option awards consistent with the provisions of SFAS No. 123, the Company's basic and diluted net income per share for the year ended December 31, 1999 would have been as follows:


  Net income
  As reported ...............................     $ 4,531,508
  Pro forma - ...............................     $ 4,007,854
  Net income per share
  As reported - basic and diluted ...........     $      0.37
  Pro forma - basic .........................     $      0.32
  Pro forma - diluted .......................     $      0.33


     The weighted-average fair value at the date of grant for options granted during 1999 was $9.83 per option. The fair value at each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1999:


           Expected stock price volatility .........   73.8%
           Expected lives of options ...............    5 years
           Risk-free interest rate .................    6.1%
           Expected dividend yield .................      0%


     Information regarding these options for 1999 is as follows:




                                                      Nonqualified options
                                                     -----------------------
                                                                   Weighted-
                                                                    average
                                                                   exercise
                                                       Shares        price
                                                     ----------   ----------
Options outstanding at beginning of year .........         --          --
 Granted .........................................    546,500     $  7.93
 Exercised .......................................         --         --
 Cancelled or forfeited ..........................         --         --
                                                      -------     -------
Options outstanding at end of year ...............    546,500     $  7.93
                                                      =======     =======
Exercisable ......................................    100,000     $ 10.00
                                                      =======     =======

                              NetCreations, Inc.

                       December 31, 1997, 1998 and 1999

NOTE J -- STOCKHOLDERS' EQUITY -- (Continued)

     The following tables summarize information about stock options outstanding as of December 31, 1999




                                    Options outstanding                    Options exercisable
                        --------------------------------------------   ----------------------------
                            Number         Weighted-                       Number
                          outstanding       average       Weighted-      exercisable      Weighted
      Ranges of              as of         remaining       average          as of         average
       exercise          December 31,     contractual      exercise     December 31,      exercise
        prices               1999             life          price           1999           price
---------------------   --------------   -------------   -----------   --------------   -----------
$      5.00                241,000        4.68 years     $  5.00                --          --
$     10.00                300,000        4.87 years     $ 10.00           100,000      $ 10.00
  $19.50 - $31.50            5,500        4.94 years     $ 23.25                --          --


     Summary of weighted-average fair value of stock options granted during the year ended December 31, 1999:



                                                                 Weighted Average     Weighted Average
                                                                  Exercise Price         Fair Value
                                                                ------------------   -----------------
Exercise price equals market price on grant date ............   $ 19.50              $ 12.69
Exercise price less than market price on grant date .........   $  7.91              $  9.82

     As of December 31, 1999 623,500 options were available for issuance pursuant to the Plan.

NOTE K -- NET INCOME AND PRO FORMA NET INCOME PER SHARE

     A reconciliation between basic and diluted earnings per share is as follows:




                                                                           Year ended December 31,
                                                             ---------------------------------------------------
                                                                   1997              1998              1999
                                                             ---------------   ---------------   ---------------
Net Income ...............................................    $    260,349      $    605,863      $  4,531,508
                                                              ============      ============      ============
Pro forma net income (unaudited) .........................    $    154,377      $    362,091      $  2,940,508
                                                              ============      ============      ============
Shares used in the computation of basic net income per
 share ...................................................      11,700,000        11,700,000        12,187,315
Potential common shares ..................................              --                --           164,327
                                                              ------------      ------------      ------------
Shares used in the computation of diluted net income per
 share ...................................................      11,700,000        11,700,000        12,351,642
                                                              ============      ============      ============
Net income per common share -- basic and diluted .........    $       0.02      $       0.05      $       0.37
                                                              ============      ============      ============
Pro forma net income per common share basic and diluted
 (unaudited) .............................................    $       0.01      $       0.03      $       0.24
                                                              ============      ============      ============

NOTE L -- EMPLOYMENT AGREEMENTS

     The Company has entered into three-year employment agreements with three of its executive officers. The agreements provide for, among other things, aggregate annual compensation of $500,000 and for bonuses that will be earned upon the achievement of specified goals.

     In January and February 2000, the Company entered into employment agreements with four executive officers. These agreements provide for, among other things, aggregate annual compensation of $815,000 and for bonuses and performance based options that will be earned upon the achievement of specified goals. See Note M below.

     All of the above agreements include customary non-competition arrangements.

                              NetCreations, Inc.

                       December 31, 1997, 1998 and 1999

NOTE M -- SUBSEQUENT EVENTS (Unaudited)

     1. Stock option grants--

     In January 2000, the Board of Directors approved an increase in the number of shares available for issuance pursuant to the 1999 Stock Option Plan to 2,000,000, subject to shareholder approval. In 2000, 1,050,000 options were granted pursuant to employment agreements and an additional 33,000 shares were granted to other employees. Of the shares granted pursuant to employment agreements, an aggregate of 162/3% of these options vest on the six month anniversary of the date of grant while the remainder vest in equal quarterly installments over the next ten quarters. The exercise price of such options was equal to the fair market value on the date of grant.

                               NetCreations, Inc.


                Schedule II - Valuation and Qualifying Accounts



                                                                   Column C - Additions
                                                          --------------------------------------
                                              Column B
                                             Balance at
                                              Beginning      (1) Charged to      (2) Charged to
           Column A Description               of Period    Costs and Expenses    Other Accounts
------------------------------------------  ------------  --------------------  ----------------
Allowance for doubtful accounts:
 Year ended December 31, 1999 ............       $--            $232,402               $--
                                                 ---            --------               ---
 Year ended December 31, 1998(B) .........        --                  --                --
                                                 ---            --------               ---
 Year ended December 31, 1997(B) .........        --                  --                --
                                                 ---            --------               ---

                                                                 Column E
                                                Column D        Balance at
           Column A Description              Deductions (A)    End of Period
------------------------------------------  ----------------  --------------
Allowance for doubtful accounts:
 Year ended December 31, 1999 ............       82,402          $150,000
                                                 ------          --------
 Year ended December 31, 1998(B) .........           --                --
                                                 ------          --------
 Year ended December 31, 1997(B) .........           --                --
                                                 ------          --------


Notes:
(A) Deductions consist of write-offs of uncollectible accounts

(B) There were no items to report on this schedule for the years ended December 31, 1998 and 1997