Form 10-Q
period 2000-03-31
NETCREATIONS INC
filed 2000-05-12
CIK 1091440

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 001-14875

                                NETCREATIONS, INC.
             (Exact Name of Registrant as Specified in its Charter)

           NEW YORK                                             11-3300476
           --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

                          379 WEST BROADWAY, SUITE 202
                            NEW YORK, NEW YORK 10012
              (Address of Principal Executive Officer and Zip Code)

                                 (212) 625-1370
              (Registrant's Telephone Number, Including Area Code)

      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

       As of May 8, 2000, there were 15,495,000 shares of the registrant's
                Common stock outstanding, with a $.01 par value.

                         PART 1 - FINANCIAL INFORMATION

Item 1.                       Financial Statements
                               NetCreations, Inc.
                            Condensed Balance Sheets

                                                                                      March 31,        December 31,
                                                                                        2000               1999
                                                                                     -----------       ------------
                                                                                     (Unaudited)
                                     ASSETS

Current assets
    Cash and cash equivalents                                                       $41,730,942          $41,305,814
    Accounts receivable (net of allowance for doubtful
       accounts of $150,000)                                                          8,127,123            5,636,967
    Prepaid commissions                                                               6,391,000            3,000,000
    Other current assets                                                                210,851              132,395
                                                                                    -----------          -----------

         Total current assets                                                        56,459,916           50,075,176

Equipment (net of accumulated
    depreciation and amortization)                                                    3,071,530            2,268,225
Deferred income taxes                                                                   330,000                   --
Other assets                                                                            123,706               48,014
                                                                                    -----------          -----------

         Total assets                                                               $59,985,152          $52,391,415
                                                                                    ===========          ===========

                                LIABILITIES AND
                              STOCKHOLDERS' EQUITY

Accounts payable                                                                    $ 1,203,216         $  1,825,896
Accrued expenses                                                                      1,039,978              939,405
Commissions payable                                                                   8,042,779            3,696,466
Current portion of capital lease obligations                                            109,086              112,350
Income taxes payable                                                                  2,048,989              325,552
Deferred income taxes                                                                     --                 128,500
                                                                                    -----------          -----------

         Total current liabilities                                                   12,444,048            7,028,169

Capital lease obligations                                                                80,109              101,225
                                                                                    -----------          -----------
         Total liabilities                                                           12,524,157            7,129,394

Common stock, $.01 par value; 50,000,000 shares authorized;
    15,495,000 shares issued and outstanding                                            154,950              154,950
Additional paid-in capital                                                           46,120,376           46,512,376
Deferred compensation                                                                (1,758,571)          (2,313,171)
Retained earnings                                                                     2,944,240              907,866
                                                                                    -----------          -----------

         Total stockholders' equity                                                  47,460,995           45,262,021
                                                                                    -----------          -----------

         Total liabilities and stockholders' equity                                 $59,985,152          $52,391,415
                                                                                    ===========          ===========

        The accompanying notes are an integral part of these statements.

                               NetCreations, Inc.
                         Condensed Statements of Income
                                   (Unaudited)

                                                                         For the Three Months
                                                                            Ended March 31,
                                                                      2000                  1999
                                                                   -----------           ----------
Net revenues                                                       $14,408,306           $1,694,505
Cost of revenues                                                     7,872,280              827,152
                                                                   -----------           ----------

         Gross profit                                                6,536,026              867,353

Operating expenses
   Selling and marketing                                             1,379,899              294,328
   Technology, support and development                                 429,957               85,981
   General and administrative                                        1,217,746              135,886
   Depreciation and amortization                                       270,160               17,354
                                                                   -----------           ----------

         Total operating expenses                                    3,297,762              533,549
                                                                   -----------           ----------

Operating income                                                     3,238,264              333,804

   Interest income (expense) - net                                     563,610               (2,980)
                                                                   -----------           ----------

         Income before income tax provision                          3,801,874              330,824

Income tax provision                                                 1,765,500               36,300
                                                                   -----------           ----------
         NET INCOME                                                $ 2,036,374           $  294,524
                                                                   ===========           ==========

Net income per common share
   Basic and diluted                                                     $0.13                $0.03
                                                                         =====                =====

Weighted-average common shares outstanding
    For basic net income per share                                  15,495,000           11,700,000
    For dilutive net income per share                               15,881,592           11,700,000

Pro forma data
   Historical income before income taxes                           $ 3,801,874             $330,824
   Pro forma income tax provision                                    1,765,500              154,200
                                                                   -----------           ----------
Pro forma net income                                               $ 2,036,374           $  176,624
                                                                   ===========           ==========

Pro forma net income per common share
   Basic and diluted                                                     $0.13                $0.02
                                                                         =====                =====

Pro forma weighted-average common shares
   outstanding
     For basic net income per share                                 15,495,000           11,700,000
     For dilutive net income per share                              15,881,592           11,700,000

        The accompanying notes are an integral part of these statements.

                               NetCreations, Inc.
                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                              For the Three Months
                                                                                 Ended March 31,
                                                                           2000                 1999
                                                                        -----------        -----------
Cash flows from operating activities
   Net income                                                           $ 2,036,374        $   294,524
   Adjustments to reconcile net income to
     net cash provided by operating activities
       Depreciation and amortization                                        270,160             17,354
       Deferred income taxes                                               (458,500)           (18,500)
       Equity-based compensation                                            162,600                  -
       Changes in assets and liabilities
         Accounts receivable                                             (2,490,156)           (43,574)
         Prepaid commissions                                             (3,391,000)                 -
         Other current assets                                               (78,456)            (1,524)
         Other assets                                                       (75,692)           (12,608)
         Accounts payable and accrued expenses                             (522,107)            29,632
         Commissions payable                                              4,346,313            174,195
         Income taxes payable                                             1,723,437             54,800
                                                                        -----------        -----------
           Net cash provided by operating activities                      1,522,973            494,299
                                                                        -----------        -----------
Cash flows from investing activities
   Capital expenditures                                                  (1,073,465)           (10,000)
                                                                        -----------        -----------
           Net cash used in investing activities                         (1,073,465)           (10,000)
                                                                        -----------        -----------
Cash flows from financing activities
   Distributions to shareholders                                                  -           (281,632)
   Borrowings under line of credit                                                -             25,000
   Payments on capital lease obligations                                    (24,380)            (8,821)
                                                                        -----------        -----------
           Net cash used in financing activities                            (24,380)          (265,453)
                                                                        -----------        -----------

           Net increase in cash and cash equivalents                        425,128            218,846
Cash and cash equivalents at beginning of period                         41,305,814             96,885
                                                                        -----------        -----------
Cash and cash equivalents at end of period                              $41,730,942        $   315,731
                                                                        ===========        ===========


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
       Income taxes                                                     $   500,427        $         -
                                                                        ===========        ===========
       Interest                                                         $     3,709        $     2,980
                                                                        ===========        ===========

         The accompanying notes are an integral part of these statements

                               NetCreations, Inc.
               Notes to Condensed Financial Statements (Unaudited)


NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         NetCreations, Inc. (the "Company") was incorporated and commenced operations in 1995. NetCreations, Inc. provides Internet-based opt-in email direct marketing services that enable direct marketers to target promotional campaigns to consumers who have given their permission to receive email messages in any of over 3,000 topical categories. The technology allows real-time, online email address selection and ordering by direct markets, as well as response tracking. The Company maintains a Web site at www.postmasterdirect.com as a vehicle for its services and another Web site that contains its corporate information at www.netcreations.com.

         The Company charges direct marketers a fee each time it sends marketing materials on their behalf to an email address they have selected from our database. The Company generates substantially all of its revenues from the fees obtained from its direct marketing customers. Generally, a percentage of that fee is paid to the third-party Web sites in the Company's network each time an email address they own is used for a particular email marketing campaign.

         The accompanying financial statements should be read in conjunction with the following notes and with the Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Information in the accompanying financial statements for the three months ended March 31, 2000 and 1999 is unaudited. The condensed financial statements as of March 31, 2000 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles. In the opinion of the Company's management, the March 31, 2000 and 1999 unaudited condensed interim financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such financial statements. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year.

NOTE B - LIST MANAGEMENT AGREEMENTS

         The Company has paid certain advances and fees under third-party list management agreements that are accounted for as prepaid commissions. As of March 31, 2000 the Company has recorded prepaid commissions of $6,391,000. Commission expense is generally recognized as revenue is earned by the Company upon the transmission of applicable email messages and applied against the advances. Should management determine that it is no longer probable that sufficient revenue will be generated over the term of the agreement to meet the minimum amounts advanced, the Company will amortize the remaining advances at the greater of the method described in the preceding sentence or the straight-line basis over the remaining term of the agreement. Management will continue to assess the recoverability of prepaid commissions at each reporting period. To the extent that it is probable that some or all of the prepaid commissions have become nonrecoverable, a charge to operations will be made in that period to reduce the balance to the amount recoverable. There are no required charges as of March 31, 2000.

NOTE C - INCOME TAXES AND PROFORMA INCOME TAXES

         The Company was an S Corporation for Federal and state income tax purposes through the consummation of its IPO on November 12, 1999. Accordingly, no provision has been made for Federal and certain state income taxes in the March 31, 1999 financial statements, since the income of the Company was included in the personal income tax returns of the stockholders. The Company was, however, responsible for taxes in jurisdictions that do not recognize S Corporation status (e.g., New York City). The Company has included proforma income taxes on its income statement that reflect the tax expense if the Company were subject to Federal and all state and local taxes. Effective November 12, 1999, the Company terminated its S Corporation status. The Company converted to a C Corporation and is now subject to Federal and all applicable state income taxes.

         On January 1, 2000 the Company became an accrual basis taxpayer pursuant to the Internal Revenue Code. This change resulted in a reversal of the deferred tax liabilities of $128,500, the recognition of a deferred tax asset of approximately $443,000 and an additional current tax payable of $141,000 as of January 1, 2000.

NOTE D - STOCK OPTION PLAN

         The Company granted 1,083,000 options covering shares during the three months ended March 31, 2000 at exercise prices equal to the fair market value of the common stock on the date of grant. Option activity under the Plan for the three months ended March 31, 2000 is as follows:

                                                                For the Three
                                                                Months Ended
                                                                 March 31,
                                                                   2000
                                                                   ----
          Options outstanding at beginning of period              546,500
                Exercised                                         -
                Granted                                         1,083,000
                Cancelled or forfeited                            (51,500)
                                                                ---------

          Options outstanding at end of period                  1,578,000
                                                                =========

NOTE E - SUBSEQUENT EVENTS

         In April 2000, 185,000 options were granted pursuant to employment agreements. For such options, an aggregate of 16 2/3% of these options vest on the six month anniversary of the date of grant while the remainder vest in equal quarterly installments over the next ten quarters. The exercise price of such options was equal to the fair market value on the date of grant.

Item 2.           Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to risks and uncertainties including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance, reliance on key strategic alliances, fluctuations in operating results and other risks detailed form time to time in the Company's filings with the Securities and Exchange Commission.

Results of Operations: Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

Net Revenues. Net revenues increased 750.3% to $14,408,306 for the three months ended March 31, 2000, from $1,694,505 for the three months ended March 31, 1999. This was the result of increased demand for email marketing services, resulting in continued growth in the number of email messages delivered for our customers as well as in the number of customers utilizing our opt-in email address database. The number of opt-in email addresses in our database grew to over 7.7 million at March 31, 2000, from approximately 2.1 million at March 31, 1999, primarily as a result of the addition of third-party Web sites added to our NetCreations Network, which exceeded 250 at March 31, 2000.

For the three months ended March 31, 2000, volume and broker discounts were $3,559,992 and $1,761,877, respectively. For the three months ended March 31, 1999, volume and broker discounts were $271,811 and $179,901, respectively. The increase in volume discounts is attributable to the significant growth in demand for our email marketing services and the increase in broker discounts is attributable to the growth in utilization of our services by resellers. For the quarter ended March 31, 2000, resellers accounted for approximately 51% of our net revenues compared to approximately 36% of our net revenues for the comparative 1999 period. The proportion of our marketing customers obtained through our reseller channels has continued to increase. To the extent we continue to increase the proportion of sales through resellers, our net revenues and gross profits could decrease.

Cost of Revenues. Cost of revenues increased 851.7% to $7,872,280, or 54.6% of net revenues for the three months ended March 31, 2000, from $827,152, or 48.8% of net revenues of net revenues, for the comparative 1999 period. The increase in the cost of revenues is directly attributable to the overall growth in net revenues, while the increase in the cost of revenue to net revenue percentage is the result of an increase in the utilization of our services by resellers, resulting in higher broker discounts, as well as an increase in the proportion of opt-in email addresses added to our database from third-party Web sites.

Selling and Marketing. Selling and marketing expenses increased 368.8% to $1,379,899 for the three months ended March 31, 2000, from $294,328 for the three months ended March 31, 1999. Selling and marketing expenses consisted primarily of personnel costs and direct expenditures for advertising, promotional programs and other related activities. This increase was the result of our business expansion and is attributable to a period-to-period increase of 22 sales and marketing employees, as well as an increase in advertising expenditures of $265,804 in connection with our efforts to broaden recognition of our company and the services we provide.

Technology, Support and Development. Technology, support and development expenses increased 400.1% to $429,957 for the three months ended March 31, 2000, from $85,981 for the three months ended March 31, 1999. Technology, support and development expenses consisted primarily of personnel costs and expenditures for software and related supplies. This increase was primarily attributed to the addition of 10 employees from period-to-period, in connection with our efforts to expand our capabilities and improve the efficiency of our www.postmasterdirect.com Web site.

General and Administrative. General and administrative expenses increased 796.2% to $1,217,746 for the three months ended March 31, 2000, from $135,886 for the three months ended March 31, 1999. General and administrative expenses consisted primarily of personnel, facilities, communication costs and professional fees. This increase was primarily attributable to the addition of 9 employees to support growth in business activity, space expansion at our current location, increased costs for expenses that support our increased business activities, professional fees in connection with various legal matters relating to customer and employment agreements, intellectual property and employee benefit matters, and accounting and auditing fees. In addition, a portion of the increase was attributable to $162,600 of expense relating to the amortization of the cost of options granted to employees in the third quarter of 1999 at less than fair market value.

Depreciation and Amortization. Depreciation and amortization expenses increased 1,456.8% to $270,160 for the three months ended March 31, 2000, from $17,354 for the three months ended March 31, 1999. Depreciation and amortization expenses consisted primarily of depreciation of computer equipment. This increase was primarily a result of investments in computer equipment during the later part of 1999.

Income Taxes. Income taxes for the three months ended March 31, 2000 reflect all Federal, state and local taxes on an accrual basis pursuant to the Internal Revenue Code for C corporations. As we had elected to be taxed as an S corporation for Federal and certain state tax purposes until November 15, 1999, the 1999 provision for income taxes represents state and local taxes only to the extent that they do not recognize the S corporation status, based on the pre-tax operating results for each year. As an S corporation, the Company was a cash basis taxpayer through December 31, 1999.

Liquidity and Capital Resources

Net cash provided by operating activities was $1,522,973 for the three months ended March 31, 2000 compared with $494,299 for the three months ended March 31, 1999. The increase in cash provided by operating activities for 2000 is primarily attributable to net income from operations as well as increases in commissions payable and income taxes payable balances. These increases are offset by the increases in the accounts receivable and prepaid commission accounts. The 1999 cash flow from operations is primarily attributed to net income from operations.

Net cash used in investing activities was $1,073,465 for the three months ended March 31, 2000 compared with $10,000 for the three months ended March 31, 1999. Cash used in investing activities was used for capital expenditures consisting primarily of computer hardware and software for the operation and support of our business activities.

Net cash used in financing activities was $24,380 for the three months ended March 31, 2000 compared with $265,453 for the three months ended March 31, 1999. During 2000, the cash used in financing activities related to payments on capital lease obligations, while the 1999 uses were primarily for distributions to the shareholders relating to our election to be taxed as an S corporation.

Cash and cash equivalents was $41,730,942 at March 31, 2000 compared with $41,305,814 at December 31, 1999. We believe that our cash and cash equivalents on hand will be sufficient to satisfy our working capital and the anticipated capital expenditure requirements for at least the next 12 months.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         o   Exhibits

               10.1        Employment Contract with Brian Burlant

               10.2        Employment Contract with Nicole Comeforo

               27.1        Financial Data Schedule

         o   Reports on Form 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized



Date: May 12, 2000                    /s/  Rosalind B. Resnick
                                      ------------------------
                                      Rosalind B. Resnick
                                      Chief Executive Officer,
                                         Chairman of the Board of Directors,
                                         and Treasurer (Principal
                                         Executive Officer)

Date: May 12, 2000                    /s/  Gary Sindler
                                      -----------------
                                      Gary Sindler
                                      Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)