Form 10-Q
period 2000-06-30
NETCREATIONS INC
filed 2000-08-14
CIK 1091440

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of August 14, 2000, there were 15,495,000 shares of the registrant's Common stock outstanding, with a $.01 par value.

                               NetCreations, Inc.
                     Index to Quarterly Report on Form 10-Q
               Filed with the Securities and Exchange Commission
                          Quarter Ended June 30, 2000

                               Items in Form 10-Q

                                                                            Page
                                                                            ----

PART I      FINANCIAL INFORMATION
Item 1      Financial Statements                                               2
Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                8
Item 3      Quantitative and Qualitative Disclosure About Market Risk       None

PART II     OTHER INFORMATION
Item 1      Legal Proceedings                                               None
Item 2      Changes in Securities and Use of Proceeds                       None
Item 3      Defaults Upon Senior Securities                                 None
Item 4      Submission of Matters to a Vote of Security Holders             None
Item 5      Other Information                                               None
Item 6      Exhibits and Reports on Form 8-K                                  11

PART 1 - FINANCIAL INFORMATION

Item 1. -                     Financial Statements
                               NetCreations, Inc.
                            Condensed Balance Sheets


                                                                  June 30,        December 31,
                                                                    2000             1999 *
                                                                ------------      ------------
                          ASSETS
Current assets
  Cash and cash equivalents                                     $ 38,332,991      $ 41,305,814
  Accounts receivable (net of allowance for doubtful
    accounts of $350,000 and $150,000)                            10,981,150         5,636,967
  Prepaid commissions                                              7,133,400         3,000,000
  Other current assets                                               385,327           132,395
                                                                ------------      ------------

      Total current assets                                        56,832,868        50,075,176
Equipment (net of accumulated
  depreciation and amortization)                                   3,273,750         2,268,225
Deferred income taxes                                                514,225              --
Other assets                                                          86,176            48,014
                                                                ------------      ------------

      Total assets                                              $ 60,707,019      $ 52,391,415
                                                                ============      ============

                     LIABILITIES AND
                   STOCKHOLDERS' EQUITY

Accounts payable                                                $     53,013      $  1,825,896
Accrued expenses                                                     918,083           939,405
Commissions payable                                                9,263,761         3,696,466
Current portion of capital lease obligations                         105,850           112,350
Income taxes payable                                                 798,989           325,552
Deferred income taxes                                                   --             128,500
                                                                ------------      ------------
      Total current liabilities                                   11,139,696         7,028,169

Capital lease obligations                                             58,967           101,225
                                                                ------------      ------------
      Total liabilities                                           11,198,663         7,129,394
Common stock, $.01 par value; 50,000,000 shares authorized;
  15,495,000 shares issued and outstanding                           154,950           154,950
Additional paid-in capital                                        46,078,751        46,512,376
Deferred compensation                                             (1,517,982)       (2,313,171)
Retained earnings                                                  4,792,637           907,866
                                                                ------------      ------------

      Total stockholders' equity                                  49,508,356        45,262,021
                                                                ------------      ------------

      Total liabilities and stockholders' equity                $ 60,707,019      $ 52,391,415
                                                                ============      ============



        The accompanying notes are an integral part of these statements.

*     Information derived from audited financial statements.

                               NetCreations, Inc.
                         Condensed Statements of Income


                                                               Three Months Ended                  Six Months Ended
                                                                    June 30,                           June 30,
                                                             2000             1999              2000             1999
                                                         ------------     ------------      ------------     ------------
Net revenues                                             $ 16,234,177     $  3,578,089      $ 30,642,483     $  5,272,594
Cost of revenues                                            9,351,818        1,750,815        17,224,098        2,577,967
                                                         ------------     ------------      ------------     ------------
   Gross profit                                             6,882,359        1,827,274        13,418,385        2,694,627
Operating expenses
   Selling and marketing                                    1,562,481          307,632         2,942,380          601,960
   Technology, support and development                        401,964          105,824           831,921          191,805
   General and administrative                               1,659,971          229,003         2,877,718          364,889
   Depreciation and amortization                              336,746           27,797           606,906           45,151
                                                         ------------     ------------      ------------     ------------

    Total operating expenses                                3,961,162          670,256         7,258,925        1,203,805
                                                         ------------     ------------      ------------     ------------
Operating income                                            2,921,197        1,157,018         6,159,460        1,490,822

   Interest income                                            526,685                0         1,094,004                0
   Interest expense                                             3,709            4,635             7,418            7,615
                                                         ------------     ------------      ------------     ------------
   Net interest income (expense)                              522,976           (4,635)        1,086,586           (7,615)
                                                         ------------     ------------      ------------     ------------

Income before income tax provision                          3,444,173        1,152,383         7,246,046        1,483,207

   Income tax provision                                     1,595,775          121,700         3,361,275          158,000
                                                         ------------     ------------      ------------     ------------
Net income                                               $  1,848,398     $  1,030,683      $  3,884,771     $  1,325,207
                                                         ============     ============      ============     ============
Net income per common share
   Basic and diluted                                     $       0.12     $       0.09      $       0.25     $       0.11
                                                         ============     ============      ============     ============
Weighted average common shares outstanding
   For basic net income per share                          15,495,000       11,700,000        15,495,000       11,700,000
   For dilutive net income per share                       15,766,477       11,700,000        15,825,363       11,700,000

Pro forma data
   Historical Income before income taxes                 $  3,444,173     $  1,152,383      $  7,246,046     $  1,483,207
   Pro forma income tax provision                           1,595,775          522,800         3,361,275          677,000
                                                         ------------     ------------      ------------     ------------
Pro forma net income                                     $  1,848,398     $    629,583      $  3,884,771     $    806,207
                                                         ============     ============      ============     ============
Pro forma net income per common share
   Basic and diluted                                     $       0.12     $       0.05      $       0.25     $       0.07
                                                         ============     ============      ============     ============

Pro forma weighted average common shares outstanding
   For basic net income per share                          15,495,000       11,700,000        15,495,000       11,700,000
   For dilutive net income per share                       15,766,477       11,700,000        15,825,363       11,700,000



        The accompanying notes are an integral part of these statements.

                               NetCreations, Inc.
                       Condensed Statement of Cash Flows


                                                                    For the Six Months
                                                                      Ended June 30,
                                                                  2000              1999
                                                              ------------      ------------
Cash flows from operating activities
 Net income                                                   $  3,884,771      $  1,325,207
 Adjustments to reconcile net income to
  net cash (used in) provided by operating activities
   Depreciation and amortization                                   606,906            45,151
   Provision for doubtful accounts                                 200,000              --
   Deferred income taxes                                          (642,725)           (1,000)
   Equity-based compensation                                       361,564              --
   Changes in assets and liabilities
    Accounts receivable                                         (5,544,183)         (902,410)
    Prepaid commissions                                         (4,133,401)             --
    Other current assets                                          (307,499)           (1,033)
    Other assets                                                   (38,163)          (22,825)
    Accounts payable and accrued expenses                       (1,739,636)          129,739
    Commissions payable                                          5,567,295           733,495
    Income taxes payable                                           473,437           133,349
                                                              ------------      ------------
      Net cash (used in) provided by operating activities       (1,311,634)        1,439,673
                                                              ------------      ------------
Cash flows from investing activities
 Capital expenditures                                           (1,612,431)          (76,918)
                                                              ------------      ------------
      Net cash used in investing activities                     (1,612,431)          (76,918)
                                                              ------------      ------------
Cash flows from financing activities
 Distributions to shareholders                                        --            (881,632)
 Borrowings under line of credit                                      --              25,000
 Payments of offering costs                                           --             (59,662)
 Payments on capital lease obligations                             (48,758)          (22,260)
                                                              ------------      ------------
      Net cash used in financing activities                        (48,758)         (938,554)
                                                              ------------      ------------

      Net change in cash and cash equivalents                   (2,972,823)          424,201

Cash and cash equivalents at beginning of period                41,305,814            96,885
                                                              ------------      ------------
Cash and cash equivalents at end of period                    $ 38,332,991      $    521,086
                                                              ============      ============

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Income taxes                                                $  3,530,427      $     25,141
                                                              ============      ============
  Interest                                                    $      7,418      $      7,615
                                                              ============      ============



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

      The accompanying financial statements should be read in conjunction with the following notes and with the Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Information in the accompanying financial statements for the quarter and six months ended June 30, 2000 and 1999 is unaudited. The condensed financial statements as of June 30, 2000 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles. In the opinion of the Company's management, the June 30, 2000 and 1999 unaudited condensed interim financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such financial statements. The results of operations for the quarter and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year.

NOTE B - LIST MANAGEMENT AGREEMENTS

      The Company has paid certain advances and fees under third-party list management agreements that are accounted for as prepaid commissions. As of June 30, 2000 the Company has recorded prepaid commissions of $7,133,000. Commission expense is generally recognized when revenue is earned by the Company upon the transmission of applicable email messages and applied against the advances. Should management determine that it is no longer probable that sufficient revenue will be generated over the term of the agreement to meet the minimum amounts advanced, the Company will amortize the remaining advances at the greater of the method described in the preceding sentence or the straight-line basis over the remaining term of the agreement. Management will continue to assess the recoverability of prepaid commissions at each reporting period. To the extent that it is probable that some or all of the prepaid commissions have become nonrecoverable, a charge to operations will be made in that period to reduce the balance to the amount recoverable. There are no required charges as of June 30, 2000.

NOTE C - INCOME TAXES AND PROFORMA INCOME TAXES

      The Company was an S Corporation for Federal and state income tax purposes through the consummation of its IPO on November 12, 1999. Accordingly, no provision has been made for Federal and certain state income taxes in the June 30, 1999 financial statements, since the income of the Company was included in the personal income tax returns of the stockholders. The Company was, however, responsible for taxes in jurisdictions that do not recognize S Corporation status (e.g., New York City). The Company has included proforma income taxes on its income statement that reflect the tax expense if the Company were subject to Federal and all state and local taxes. Effective November 12, 1999, the Company terminated its S Corporation status. The Company converted to a C Corporation and is now subject to Federal and all applicable state income taxes.

      On January 1, 2000 the Company became an accrual basis taxpayer pursuant to the Internal Revenue Code. This change resulted in a reversal of the deferred tax liabilities of $128,500, the recognition of a deferred tax asset of approximately $443,000 and an additional current tax payable of $141,000 as of January 1, 2000.

NOTE D - STOCK OPTION PLAN

      The Company granted 238,000 and 1,083,000 options covering shares during the quarter and six months ended June 30, 2000, respectively, at exercise prices equal to the fair market value of the common stock on the date of grant. Option activity under the Plan for the quarter and six months ended June 30, 2000 is as follows:

                                                     For the Six   For the Three
                                                    Months Ended    Months Ended
                                                    June 30, 2000  June 30, 2000
                                                    -------------  -------------
      Options outstanding at beginning of period        546,500      1,578,000
         Exercised                                         --             --
         Granted                                      1,321,000        238,000
         Cancelled or forfeited                        (565,500)      (514,000)
                                                     ----------     ----------

      Options outstanding at end of period            1,302,000      1,302,000
                                                     ==========     ==========


NOTE E - CHANGES IN STOCKHOLDERS' EQUITY

      The increase in stockholders' equity is attributable to the net income for the year as well as the effects of amortization of $361,564 in equity-based compensation expenses for the six months ended June 30, 2000.

NOTE F - EARNINGS PER SHARE

      Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income by the weighted number of shares outstanding and dilutive common equivalent shares from stock options. The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

                                    Three Months Ended       Six Months Ended
                                   June 30,    June 30,    June 30,    June 30,
                                     2000        1999        2000        1999
                                     ----        ----        ----        ----
      Basic Shares                15,495,000  11,700,000  15,495,000  11,700,000
      Dilution:  Stock Options       271,477        --       330,363        --
                                  ----------  ----------  ----------  ----------

      Diluted Shares              15,766,477  11,700,000  15,825,363  11,700,000
                                  ==========  ==========  ==========  ==========

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

Results of Operations

Net Revenues. Net revenues increased 354% to $16,234,177 for the three months ended June 30, 2000, from $3,578,089 for the three months ended June 30, 1999. For the six months ended June 30, 2000, net revenues increased 481% to $30,642,483 from $5,272,594. The increase for the quarter and six month periods resulted from higher demand for email marketing services, which was supported by the continued growth in the number of email messages delivered for our customers as well as in the number of customers utilizing our opt-in email address database. The number of opt-in email addresses in our database grew to over 10.6 million at June 30, 2000, from approximately 3.2 million at June 30, 1999, primarily as a result of the addition of third-party Web sites added to our NetCreations Network, which exceeded 340 at June 30, 2000.

For the three months ended June 30, 2000, volume and broker discounts were $3,807,607 and $2,332,477, respectively. Similar amounts for the six months ended June 30, 2000 were $7,367,599 and $4,094,354, respectively. For the three months ended June 30, 1999, volume and broker discounts were $390,841 and $762,114, respectively. Similar amounts for the six months ended June 30, 1999 were $662,652 and $942,015, respectively. The increase in volume discounts for the quarter and six month periods is attributable to the significant growth in demand for our email marketing services and the increase in broker discounts is attributable to the growth in utilization of our services by resellers. For the quarter ended June 30, 2000, resellers accounted for proximately 65% of our net revenues compared to approximately 40% of our net revenues for the comparative 1999 period. The proportion of our marketing customers obtained through our reseller channels has continued to increase. To the extent we continue to increase the proportion of sales through resellers, our net revenues and gross profits could decrease.

Cost of Revenues. Cost of revenues increased 434% to $9,351,818, or 57% of net revenues for the three months ended June 30, 2000, from $1,750,815, or 49% of net revenues, for the comparative 1999 period. For the six months ended June 30, 2000, cost of revenues increased 568% to $17,224,098, or 56% of net revenues from $2,577,967 or 49% of net revenues, for the comparative 1999 period. The increase in the cost of revenues for the quarter and six month periods is directly attributable to the overall growth in net revenues as well as the amortization of list management fees paid to third-party partner web sites. Such amortization was $456,250 and $590,250, respectively, for the quarter and six months ended June 30, 2000. There were no such amounts in 1999. The increase in the cost of revenue to net revenue percentage for the quarter and six month periods is the result of an increase in the utilization of our services by resellers, resulting in higher broker discounts, as well as an increase in the proportion of opt-in email addresses added to our database from third-party Web sites.

Selling and Marketing. Selling and marketing expenses increased 408% to $1,562,481 for the three months ended June 30, 2000, from $307,632 for the three months ended June 30, 1999. Similar amounts for the six months ended June 30, 2000 and 1999 were $2,942,380 and $601,960, respectively, reflecting a 389% increase. Selling and marketing expenses consisted primarily of personnel costs and direct expenditures for advertising, promotional programs and other related activities. This increase was the result of our business expansion and is attributable to an increase of 22 sales and marketing employees from June 30, 1999 to June 30, 2000. Additionally, there was an increase in advertising expenditures of $204,800 for the quarter and $470,604 for the six month periods in connection with our efforts to broaden recognition of our company and the services we provide.

Technology, Support and Development. Technology, support and development expenses increased 280% to $401,964 for the three months ended June 30, 2000, from $105,824 for the three months ended June 30, 1999. Similar amounts for the six months ended June 30, 2000 and 1999 were $831,921 and $191,805, respectively reflecting a 334% increase. Technology, support and development expenses consisted primarily of personnel costs and expenditures for software and related supplies. This increase was primarily attributed to the addition of 13 employees from June 30, 1999 to June 30, 2000, in connection with our efforts to expand our capabilities and improve the efficiency of our www.postmasterdirect.com Web site.

General and Administrative. General and administrative expenses increased 625% to $1,659,971 for the three months ended June 30, 2000, from $229,003 for the three months ended June 30, 1999. Similar amounts for the six months ended June 30, 2000 and 1999 were $2,877,718 and $364,889, respectively, reflecting a 689%
increase. General and administrative expenses consisted primarily of personnel, facilities, communication costs and professional fees. The increase was primarily attributable to the addition of 8 employees from June 30, 1999 to June 30, 2000 to support growth in business activity and increased overhead. In addition, a portion of the increase for the quarter and six month periods is attributable to $198,964 and $361,564, respectively, of expenses relating to the amortization of the equity-based compensation in the third quarter of 1999 at less than fair market value.

Depreciation and Amortization. Depreciation and amortization expenses increased 1,111% to $336,746 for the three months ended June 30, 2000, from $27,797 for the three months ended June 30, 1999. Similar amounts for the six months ended June 30, 2000 and 1999 were $606,906 and $45,151, respectively, reflecting a 1,244% increase. Depreciation and amortization expenses consisted primarily of depreciation of computer equipment. This increase for the quarter and six month periods is primarily a result of investments in computer equipment during the later part of 1999.

Net Interest Income (Expense). The Company earned net interest income of $522,976 for the three months ended June 30, 2000 compared to an expense of $4,635 for the three months ended June 30, 1999. For the six months ended June 30, 2000 the Company earned income of $1,086,586 in comparison to an expense of $7,615 for the six months ended June 30, 1999. These changes are due to the Company investing the proceeds from its Initial Public Offering in November 1999. Prior to that the Company incurred interest expense in conjunction with its capital leases.

Income Taxes. Income taxes for the three and six months ended June 30, 2000 reflect all Federal, state and local taxes on an accrual basis. As we had elected to be taxed as an S corporation for Federal and certain state tax purposes until November 15, 1999, the 1999 provision for income taxes represents state and local taxes only to the extent that they do not recognize the S corporation status, based on the pre-tax operating results for each year. The Company was a cash basis taxpayer through December 31, 1999.

Liquidity and Capital Resources

Net cash used in operating activities was $1,311,634 for the six months ended June 30, 2000 compared with net cash provided by operations of $1,439,673 for the six months ended June 30, 1999. The decrease in cash provided by operating activities for 2000 is primarily attributable to payments made to third-party partner web sites. The 1999 cash flow from operations is primarily attributed to net income from operations.

Net cash used in investing activities was $1,612,431 for the six months ended June 30, 2000 compared with $76,918 for the six months ended June 30, 1999. Cash used in investing activities was used for capital expenditures consisting primarily of computer hardware and software for the operation and support of our business activities.

Net cash used in financing activities was $48,758 for the six months ended June 30, 2000 compared with $938,554 for the six months ended June 30, 1999. During 2000, the cash used in financing activities related to payments on capital lease obligations, while the 1999 uses were primarily for distributions to the shareholders relating to our election to be taxed as an S corporation.

Cash and cash equivalents was $38,332,991 at June 30, 2000 compared with $41,305,814 at December 31, 1999. We believe that our cash and cash equivalents on hand will be sufficient to satisfy our working capital and the anticipated capital expenditure requirements for at least the next 12 months.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      27    Exhibits

      27.1  Financial Data Schedule

      o During the quarter ended June 30, 2000, and until the date of the filing of this document, the Company filed the following Reports on Form 8-K:

            1. Report dated June 9, 2000 with respect to a press release announcing the resignation of the President and Chief Operating Officer of the Company (under Item 5 of Form 8-K).

            2. Report dated July 10, 2000 with respect to a press release announcing the resignation of the Chief Financial Officer of the Company (under Item 5 of Form 8-K).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized



Date: August 14, 2000                   /s/ Rosalind B. Resnick
                                        ----------------------------------------
                                        Rosalind B. Resnick
                                        Chief Executive Officer,
                                         Chairman of the Board of Directors,
                                         and Treasurer (Principal
                                         Executive Officer)

Date: August 14, 2000                   /s/ Gary Sindler
                                        ----------------------------------------
                                        Gary Sindler
                                        Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)