Form 10-Q
period 2000-09-30
NETCREATIONS INC
filed 2000-11-14
CIK 1091440

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

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

      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

   As of November 13, 2000, there were 15,534,000 shares of the registrant's
                Common stock outstanding, with a $.01 par value.

                               NetCreations, Inc.
                     Index to Quarterly Report on Form 10-Q
                        Quarter Ended September 30, 2000

                               Items in Form 10-Q


                                                                                                    Page
                                                                                                    ----
PART I            FINANCIAL INFROMATION
Item 1.           Financial Statements                                                                2
Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                 8
Item 3.           Quantitative and Qualitative Disclosure About Market Risk                        None

PART II           OTHER INFORMATION
Item 1.           Legal Proceedings                                                                  13
Item 2.           Changes in Securities and Use of Proceeds                                        None
Item 3.           Defaults Upon Senior Securities                                                  None
Item 4.           Submission of Matters to a Vote of Security Holders                              None
Item 5.           Other Information                                                                None
Item 6.           Exhibits and Reports on Form 8-K                                                   13

                         PART 1 - FINANCIAL INFORMATION

Item 1. -                     Financial Statements
                               NetCreations, Inc.
                            Condensed Balance Sheets

                                                                                    September 30,       December 31,
                                                                                         2000              1999 *
                                                                                     ------------      -------------
                                    ASSETS                                          (Unaudited)
Current assets
    Cash and cash equivalents                                                        $ 30,217,424      $  41,305,814
    Accounts receivable (net of allowance for doubtful
         accounts of $600,000 and $150,000)                                             9,072,934          5,636,967
    Prepaid commissions                                                                 6,899,117          3,000,000
    Other current assets                                                                  705,279            132,395
                                                                                     ------------      -------------

         Total current assets                                                          46,894,754         50,075,176

Equipment (net of accumulated
    depreciation and amortization)                                                      3,763,912          2,268,225
Deferred income taxes                                                                   1,150,821                  -
Email address lists                                                                     6,320,571                  -
Other assets                                                                               99,012             48,014
                                                                                     ------------      -------------

         Total assets                                                                $ 58,229,070      $  52,391,415
                                                                                     ============      =============

                                LIABILITIES AND
                             STOCKHOLDERS' EQUITY

Accounts payable                                                                     $    513,960      $   1,825,896
Accrued expenses                                                                        1,148,432            939,405
Commissions payable                                                                     5,899,696          3,696,466
Current portion of capital lease obligations                                              101,655            112,350
Income taxes payable                                                                       77,989            325,552
Deferred income taxes                                                                           -            128,500
                                                                                     ------------      -------------

         Total current liabilities                                                      7,741,732          7,028,169
                                                                                           73,419            101,225
                                                                                     ------------      -------------
Capital lease obligations

         Total liabilities                                                              7,815,151          7,129,394

Common stock, $.01 par value; 50,000,000 shares authorized;
    15,534,000 and 15,495,000 shares issued and outstanding                               155,340            154,950
Additional paid-in capital                                                             45,689,361         46,512,376
Deferred compensation                                                                    (799,766)        (2,313,171)
Retained earnings                                                                       5,368,984            907,866
                                                                                     ------------      -------------

         Total stockholders' equity                                                    50,413,919         45,262,021
                                                                                     ------------      -------------

         Total liabilities and stockholders' equity                                  $ 58,229,070      $  52,391,415
                                                                                     ============      =============


        The accompanying notes are an integral part of these statements.

* Information derived from audited financial statements.

                               NetCreations, Inc.
                   Condensed Statements of Income (Unaudited)


                                                              Three Months Ended                Nine Months Ended
                                                                  September 30,                   September 30,
                                                              2000           1999              2000          1999
                                                              ----           ----              ----          ----
Net revenues                                                 $14,184,293  $4,930,020         $44,826,776   $10,202,614
Cost of revenues                                               9,536,907   2,383,700          26,761,005     4,961,667
                                                             -----------  ----------         -----------   -----------
      Gross profit                                             4,647,386   2,546,320          18,065,771     5,240,947
Operating expenses
      Selling and marketing                                    1,363,586     516,923           4,305,966     1,118,883
      Technology, support and development                        519,766     147,710           1,351,687       339,515
      General and administrative                               1,803,990     424,259           4,681,708       789,148
      Depreciation and amortization                              394,477      34,605           1,001,383        79,756
                                                             -----------  ----------         -----------   -----------
         Total operating expenses                              4,081,819   1,123,497          11,340,744     2,327,302
                                                             -----------  ----------         -----------   -----------

Operating income                                                 565,567   1,422,823           6,725,027     2,913,645

      Interest income                                            553,647           -           1,647,651             -
      Interest expense                                             3,463      6,106               10,881        13,721
                                                             -----------  ----------         -----------   -----------
      Net interest income (expense)                              550,184      (6,106)          1,636,770       (13,721)
                                                             -----------  ----------         -----------   -----------

Income before income tax provision                             1,115,751   1,416,717           8,361,797     2,899,924

      Income tax provision                                       539,404     144,355           3,900,679       302,355
                                                             -----------  ----------         -----------   -----------
Net income                                                   $   576,347  $1,272,362         $ 4,461,118    $2,597,569
                                                             ===========  ==========         ===========    ==========

Net income per common share
      Basic                                                       $0.04        $0.11               $0.29         $0.22
                                                                  =====        =====               =====         =====
      Diluted                                                     $0.04        $0.11               $0.28         $0.22
                                                                  =====        =====               =====         =====

Weighted average common shares outstanding
      For basic net income per share                          15,498,429  11,700,000          15,496,142    11,700,000
      For diluted net income per share                        15,675,463  11,700,000          15,754,871    11,700,000

Pro forma data
      Historical income before income taxes                  $ 1,115,751  $1,416,717         $ 8,361,797   $ 2,899,924
      Pro forma income tax provision                             539,404     665,000           3,900,679     1,342,000
                                                             -----------  ----------         -----------   -----------
      Pro forma net income                                   $   576,347  $  751,717         $ 4,461,118   $ 1,557,924
                                                             ===========  ==========         ===========   ===========

Pro forma net income per common share
      Basic                                                        $0.04       $0.06               $0.29         $0.13
                                                                  ======       =====               =====         =====
      Diluted                                                      $0.04       $0.06               $0.28         $0.13
                                                                  ======       =====               =====         =====

Pro forma weighted average common shares outstanding
      For basic net income per share                          15,498,429  11,700,000          15,496,142    11,700,000
      For diluted net income per share                        15,675,463  11,700,000          15,754,871    11,700,000


        The accompanying notes are an integral part of these statements.

                               NetCreations, Inc.
                  Condensed Statement of Cash Flows (Unaudited)


                                                                                For the Nine Months
                                                                                 Ended September 30,
                                                                               2000               1999
                                                                           ------------      -------------
Cash flows from operating activities
   Net income                                                               $ 4,461,118        $ 2,597,569
   Adjustments to reconcile net income to
     net cash (used in) provided by operating activities:
       Depreciation and amortization                                          1,001,383             79,756
       Provision for doubtful accounts, accounts receivable                     450,000             41,000
       Amortization of prepaid commissions                                    2,913,050                  -
       Deferred income taxes                                                 (1,279,321)            (1,000)
       Equity-based compensation                                                439,780             19,375
       Tax benefit from exercise of stock options                                56,000                  -
       Changes in assets and liabilities:
         Accounts receivable                                                 (3,885,967)        (2,075,458)
         Prepaid commissions                                                 (6,812,167)                 -
         Other current assets                                                  (572,884)           (10,146)
         Other assets                                                           (50,998)           (36,222)
         Accounts payable and accrued expenses                               (1,102,909)           275,759
         Commissions payable                                                  2,203,230          1,887,351
         Income taxes payable                                                  (247,563)           133,349
                                                                           ------------      -------------
           Net cash (used in) provided by operating activities               (2,427,248)         2,911,333
                                                                           ------------      -------------

Cash flows from investing activities
    Capital expenditures                                                     (2,497,070)           (98,426)
    Purchase of email address lists                                          (6,320,571)                 -
                                                                           ------------      -------------
           Net cash used in investing activities                             (8,817,641)           (98,426)
                                                                           ------------      -------------

Cash flows from financing activities
   Distributions to shareholders                                                      -         (1,980,942)
   Borrowings under line of credit                                                    -            275,000
   Payments of offering costs                                                         -           (352,637)
   Payments on capital lease obligations                                        (38,501)           (53,078)
   Proceeds from exercise of stock options                                      195,000                  -
                                                                           ------------      -------------
           Net cash (used in) provided by financing activities                  156,499         (2,111,657)
                                                                           ------------      -------------

           Net change in cash and cash equivalents                          (11,088,390)           701,250
Cash and cash equivalents at beginning of period                             41,305,814             96,885
                                                                           ------------      -------------
Cash and cash equivalents at end of period                                  $30,217,424        $   798,135
                                                                           ============      =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
       Income taxes                                                        $  5,427,563      $     170,804
                                                                           ============      =============
       Interest                                                            $     10,881      $      13,721
                                                                           ============      =============


         The accompanying notes are an integral part of these statements

                               NetCreations, Inc.
                     Notes to Condensed Financial Statements


NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         NetCreations, Inc. (the "Company") was incorporated and commenced operations in 1995. NetCreations, Inc. provides Internet-based opt-in email direct marketing services that enable direct marketers to target promotional campaigns to consumers who have given their permission to receive email messages in any of over 3,000 topical categories. The technology allows real-time, online email address selection and ordering by direct marketers, as well as response tracking. The Company maintains a Web site at www.postmasterdirect.com as a vehicle for its services and another Web site that contains its corporate information at www.netcreations.com.

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

         The accompanying financial statements should be read in conjunction with the following notes and with the Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Information in the accompanying financial statements for the quarter and nine months ended September 30, 2000 and 1999 is unaudited. The condensed financial statements as of September 30, 2000 and for the quarter and nine months ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles in annual financial statements. In the opinion of the Company's management, the September 30, 2000 and 1999 unaudited condensed interim financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such financial statements. The results of operations for the quarter and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year.

NOTE B - LIST MANAGEMENT AGREEMENTS

         The Company has paid certain advances of commissions and exclusivity fees under third-party list management agreements that are accounted for as prepaid commissions. As of September 30, 2000, the Company has recorded prepaid commissions of $6,899,117. Commission expense is generally recognized when revenue is earned by the Company upon the transmission of applicable email messages and applied against the advances of commissions or exclusivity fees. Management assesses the recoverability of prepaid commissions at each reporting period. To the extent that it is probable that some or all of the prepaid commissions have become non-recoverable, a charge to operations will be made in that period to reduce the balance to the amount estimated to be recoverable. The Company determined that the prepaid commissions that were capitalized in connection with its contract with ICQ were not fully recoverable and, therefore, has recorded a $1,000,000 write down of the advance as of September 30, 2000 which was included in cost of sales.

NOTE C - PURCHASE OF EMAIL ADDRESS LISTS

         In late September 2000 the Company purchased lists of approximately 3.8 million email addresses from Web site owners who were part of the NetCreations Network for approximately $6,300,000. Through these purchases, the Company's ownership of email addresses has increased to approximately 25% of its database as of September 30, 2000. The cost of these email address lists will be amortized over their expected useful lives, which are estimated to be two years. The Company will evaluate the recoverability of the capitalized address lists at each reporting period and if the Company determines that the life of the email address lists is less than two years, the Company will record a charge to operations as of such date to reduce the carrying value of the asset to its net realizable value.

NOTE D - INCOME TAXES AND PROFORMA INCOME TAXES

         The Company was an S Corporation for Federal and state income tax purposes through the consummation of its IPO on November 12, 1999. Accordingly, no provision has been made for Federal and certain state income taxes in the September 30, 1999 financial statements, since the income of the Company was included in the personal income tax returns of the stockholders. The Company was, however, responsible for taxes in jurisdictions that do not recognize S Corporation status (e.g., New York City). The Company has included pro forma income taxes on its income statement that reflect the tax expense if the Company were subject to Federal and all state and local taxes. Effective November 12, 1999, the Company terminated its S Corporation status. The Company converted to a C Corporation and is now subject to Federal and all applicable state income taxes.

         On January 1, 2000 the Company became an accrual basis taxpayer pursuant to the Internal Revenue Code. This change resulted in a reversal of the deferred tax liabilities of $128,500, the recognition of a deferred tax asset of approximately $443,000 and an additional current tax payable of $141,000 as of January 1, 2000.

NOTE E - STOCK OPTION PLAN

         Options granted during the nine months ended September 30, 2000 were at exercise prices equal to the fair market value of the common stock on the date of grant. Option activity under the Company's stock option plan for the quarter and nine months ended September 30, 2000 is as follows:

                                                                           For the Quarter       For the Nine Months
                                                                         Ended September 30,     Ended September 30,
                                                                                2000                   2000
                                                                                -----                  ----
                  Options outstanding at beginning of period                  1,302,000               546,000
                        Exercised                                               (39,000)              (39,000)
                        Granted                                                 122,000             1,433,000
                        Cancelled or forfeited                                 (209,000)             (774,500)
                                                                              ---------             ---------

                  Options outstanding at end of period                        1,176,000             1,176,000
                                                                              =========             =========

NOTE F - CHANGES IN STOCKHOLDERS' EQUITY

         The increase in stockholders' equity at September 30, 2000 as compared to December 31, 1999 is attributable to the net income for the nine month period as well as the proceeds of $195,000 received on exercise of stock options, the tax benefit of $56,000 from such exercise, and the reduction in deferred compensation resulting from amortization of $439,780 in deferred compensation.

NOTE G - NET INCOME PER SHARE

         Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income by the weighted number of shares outstanding of common stock and dilutive common equivalent shares from stock options. The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:


                                                        Three Months Ended                  Nine Months Ended
                                                           September 30,                      September 30,
                                                        2000             1999             2000              1999
                                                        ----             ----             ----              ----
         Shares used in the computation of
             basic shares                            15,498,429        11,700,000       15,496,142       11,700,000
         Potential common shares                        177,034                 -          258,729                -
                                                     ----------        ----------       ----------       ----------

         Shares used in the computation
         of diluted shares                           15,675,463        11,700,000       15,754,871       11,700,000
                                                     ==========        ==========       ==========       ==========


NOTE H - SUBSEQUENT EVENTS

         (1)      Merger Agreement

         On October 2, 2000, DoubleClick Inc. ("DoubleClick"), Genesis Merger Sub, Inc. ("Merger Sub"), a wholly owned subsidiary of DoubleClick, and the Company entered into a merger agreement that provides for the merger of the Company and Merger Sub. As a result of the merger, the Company will become a wholly owned subsidiary of DoubleClick. Shareholders of the Company will become stockholders of DoubleClick following the merger, and each share of the Company's common stock will be exchanged for 0.41 shares of DoubleClick common stock. This merger is subject to shareholder approval.

         (2)      Litigation

         On October 17, 2000, a complaint was filed in New York Supreme Court on behalf of Mr. Brian Wu against the Company, its board of directors and DoubleClick. The complaint alleges that the defendants breached their fiduciary duties of due care and loyalty to the Company's public shareholders in connection with the proposed merger with DoubleClick. The complaint asks the court to (i) enjoin the consummation of the merger (ii) award unspecified damages from the defendants, (iii) invalidate the termination fee provision of the merger agreement and
         (iv) award plaintiff his costs and disbursements, including reasonable counsel and experts' fees and expenses. The Company believes the claims asserted in the complaint are without merit and intends to vigorously contest them.


         (3)      Stock options and Employee Stock Purchase Plan

         On October 2, 2000 the non-employee director stock options were amended to permit them to be exercisable for up to the original term of such option grants, notwithstanding their termination as directors upon the closing of the merger. The Company estimates that such modification would result in a charge to operations in the fourth quarter of 2000 of approximately $400,000.

         Effective July 1, 2000, the shareholders of the Company approved the 2000 Employee Stock Purchase Plan ("ESPP"). Pursuant to the plan, eligible employees may elect to withhold a portion of their compensation in order to purchase shares of the Company's common stock at a discount. Amounts withheld are credited to the participant's account balance, which do not accrue interest. Purchases of common stock are made quarterly with the purchase price being determined based on the lower of 85% of the market price at the beginning and end of each period. The Company reserved 1,000,000 shares of stock for issuance pursuant to the plan.

Item 2.           Management's Discussion and Analysis of Financial

                       Condition and Results of Operations


This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to risks and uncertainties including, but not limited to, general economic conditions, the impact of competitive products and pricing, product supply and demand and market acceptance, reliance on key strategic alliances, fluctuations in operating results and other risks detailed form time to time in the Company's filings with the Securities and Exchange Commission.

Results of Operations

Net Revenues. Net revenues increased 188% to $14,184,293 for the three months ended September 30, 2000, from $4,930,020 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, net revenues increased 339% to $44,826,776 from $10,202,614 for the nine months ended September 30, 1999. The increase for the quarter and nine month periods resulted from higher demand for email marketing services, which was supported by the continued growth in the number of email messages delivered for our customers as well as in the number of customers utilizing our opt-in email address database. While the Company has experienced period over period growth, the Company has experienced slower growth than in the past, and has been adversely affected by the decline in marketing-related expenses associated with its business-to-consumer dot-com customers. In conjunction with this slowdown, the Company is experiencing increasing competition which could result in a shift in pricing models, such as a shift toward a "cost-per-click" and/or "cost-per-action" pricing models.

The number of opt-in email addresses in our database grew to over 15.7 million at September 30, 2000, from approximately 4.3 million at September 30, 1999, primarily as a result of the addition of third-party Web sites added to our NetCreations Network, which exceeded 380 at September 30, 2000.

For the three months ended September 30, 2000, volume and broker discounts were $3,232,790 and $2,111,464, respectively. Similar amounts for the nine months ended September 30, 2000 were $10,600,390 and $6,205,818, respectively. For the three months ended September 30, 1999, volume and broker discounts were $886,102 and $588,852, respectively. Similar amounts for the nine months ended September 30, 1999 were $1,548,754 and $1,530,867, respectively. The increase in volume discounts for the quarter and nine month periods is attributable to the significant growth in demand for our email marketing services and the increase in broker discounts is attributable to the growth in utilization of our services by resellers. For the quarter ended September 30, 2000, resellers accounted for approximately 64% of our net revenues compared to approximately 44% of our net revenues for the comparative 1999 period. The proportion of our marketing customers obtained through our reseller channels has continued to increase. To the extent we continue to increase the proportion of sales through resellers, our net revenues and gross profits could decrease.

Cost of Revenues. Cost of revenues increased 300% to $9,536,907, or 67% of net revenues for the three months ended September 30, 2000, from $2,383,700, or 48% of net revenues, for the comparative 1999 period. For the nine months ended September 30, 2000, cost of revenues increased 439% to $26,761,005, or 60%, of net revenues from $4,961,667 or 49% of net revenues, for the comparative 1999 period. The increase in the cost of revenues for the quarter and nine month periods is directly attributable to the overall growth in net revenues as well as the amortization of list management fees paid to third-party partner web sites. Such amortization was $496,580 and $1,086,830, respectively, for the quarter and nine months ended

September 30, 2000. There were no such amounts in 1999. The increase in the cost of revenue to net revenue percentage for the quarter and nine month periods is primarily attributed to the result of the $1,000,000 write down in prepaid commissions relating to ICQ, an increase in the utilization of our services by resellers, resulting in higher broker discounts, and an increase in the proportion of opt-in email addresses added to our database from third-party Web sites.

Selling and Marketing. Selling and marketing expenses increased 164% to $1,363,586 for the three months ended September 30, 2000, from $516,923 for the three months ended September 30, 1999. Similar amounts for the nine months ended September 30, 2000 and 1999 were $4,305,966 and $1,118,883, respectively, reflecting a 285% increase. Selling and marketing expenses consisted primarily of personnel costs and direct expenditures for advertising, promotional programs and other related activities. This increase was the result of our business expansion and is attributable to an increase of 14 sales and marketing employees from September 30, 1999 to September 30, 2000. Additionally, there was an increase in advertising expenditures of $215,306 for the quarter and $647,408 for the nine month period in connection with our efforts to broaden recognition of our company and the services we provide.

Technology, Support and Development. Technology, support and development expenses increased 252% to $519,766 for the three months ended September 30, 2000, from $147,710 for the three months ended September 30, 1999. Similar amounts for the nine months ended September 30, 2000 and 1999 were $1,351,687 and $339,515, respectively, reflecting a 298% increase. Technology, support and development expenses consisted primarily of personnel costs and expenditures for software and related supplies. This increase was primarily attributed to the addition of 9 employees from September 30, 1999 to September 30, 2000, in connection with our efforts to expand our capabilities and improve the efficiency of our www.postmasterdirect.com Web site.

General and Administrative. General and administrative expenses increased 325% to $1,803,990 for the three months ended September 30, 2000, from $424,259 for the three months ended September 30, 1999. Similar amounts for the nine months ended September 30, 2000 and 1999 were $4,681,708 and $789,148, respectively, reflecting a 493% increase. General and administrative expenses consisted primarily of personnel, facilities, communication costs and professional fees. The increase was primarily attributable to the addition of 6 employees from September 30, 1999 to September 30, 2000 to support growth in business activity and increased overhead. In addition, a portion of the increase for the quarter and nine month periods is attributable to $78,216 and $439,780, respectively, of expenses relating to the amortization of the equity-based compensation granted in the third quarter of 1999 at less than fair market value.

Depreciation and Amortization. Depreciation and amortization expenses increased 1,040% to $394,477 for the three months ended September 30, 2000, from $34,605 for the three months ended September 30, 1999. Similar amounts for the nine months ended September 30, 2000 and 1999 were $1,001,383 and $79,756, respectively, reflecting a 1,156% increase. Depreciation and amortization expenses consisted primarily of depreciation of computer equipment. This increase for the quarter and nine month periods is primarily a result of investments in computer equipment during the latter part of 1999.

Net Interest Income (Expense). The Company earned net interest income of $550,184 for the three months ended September 30, 2000 compared to an expense of $6,106 for the three months ended September 30, 1999. For the nine months ended September 30, 2000 the Company earned income of $1,636,770 in comparison to an expense of $13,721 for the nine months ended September 30, 1999. These increases are due to the Company investing the proceeds from its Initial Public Offering in November 1999. Interest expense on the Company's capital leases is included in this caption for all periods presented.

Income Taxes. Income taxes for the three and nine months ended September 30, 2000 reflect all Federal, state and local taxes on an accrual basis. As the Company had elected to be taxed as an S corporation for Federal and certain state tax purposes until November 15, 1999, the 1999 provision for income taxes represents state and local taxes only to the extent that they do not recognize the S corporation status, based on the pre-tax operating results for each year. The Company was a cash basis taxpayer through December 31, 1999.

Liquidity and Capital Resources

Net cash used in operating activities was $2,427,248 for the nine months ended September 30, 2000 compared with net cash provided by operations of $2,911,333 for the nine months ended September 30, 1999. Cash flows used in operations in 2000 consisted primarily of increases in prepaid commissions and accounts receivable of $6,812,167 and $3,885,167, respectively, a decrease in accounts payable and accrued expenses of $1,102,909; offset by net income of $4,461,118, non-cash items of $3,580,892 and increases in commissions payable of $2,203,230. Prepaid commissions increased because the Company entered into additional list management agreements during the nine months ended September 30, 2000.

Net cash used in investing activities was $8,817,641 for the nine months ended September 30, 2000 compared with $98,426 for the nine months ended September 30, 1999. Cash used in investing activities consisted of capital expenditures of $2,497,070 for computer hardware and software for the operation and support of business activities. Additionally, as of September 30, 2000, the Company had purchased lists of 3.8 millions email addresses from website owners who were part of the NetCreations network for $6,320,571.

Net cash provided by financing activities was $156,499 for the nine months ended September 30, 2000 compared with $2,111,657 used in the nine months ended September 30, 1999. During 2000, we received proceeds of $195,000 upon the exercise of employee stock options and had $38,501 of payments on capital lease obligations, while in 1999 the uses were primarily for distributions to the shareholders relating to our election to be taxed as an S corporation.

Cash and cash equivalents were $30,217,424 at September 30, 2000 compared with $41,305,814 at December 31, 1999. We believe that our cash and cash equivalents on hand will be sufficient to satisfy our working capital and the anticipated capital expenditure requirements for at least the next 12 months.

Seasonality

The traditional postal direct marketing industry tends to have higher revenues in the fourth quarter of the year, when direct marketers send out holiday promotions and somewhat lower revenues during the summer, when direct marketing activity is reduced overall. To date, because of the rapid growth of the email direct marketing industry, our revenues have grown sequentially from quarter to quarter. Therefore, the Company's revenues have not followed the seasonal patterns of the traditional postal direct marketing industry. While the Company anticipates that as its business matures, its revenues will track more closely to the seasonal patterns experienced in the traditional postal direct marketing industry, the Company cannot assure you that our revenues will reflect such seasonality.

Recently Issued Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for the Company in 2001. The Company does not believe that the adoption of this statement will have a material impact on its financial position or results of operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 17, 2000, a complaint was filed in New York Supreme Court on behalf of Mr. Brian Wu against the Company, its board of directors and DoubleClick. The complaint alleges that the defendants breached their fiduciary duties of due care and loyalty to the Company's public shareholders in connection with the proposed merger with DoubleClick. The complaint asks the court to (i) enjoin the consummation of the merger (ii) award unspecified damages from the defendants,
(iii) invalidate the termination fee provision of the merger agreement and (iv) award plaintiff his costs and disbursements, including reasonable counsel and experts' fees and expenses. The Company believes the claims asserted in the complaint are without merit and intends to vigorously contest them.



Item 6.  Exhibits and Reports on Form 8-K

         27       Exhibits

                  27.1     Financial Data Schedule

         99 During the quarter ended September 30, 2000, and until the date of the filing of this document, the Company filed the following Reports on Form 8-K:

                  o Report dated October 2, 2000, with respect to the Registrant entering into an Agreement and Plan of Merger and Reorganization with DoubleClick, Inc. and Genesis Merger Sub, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized



Date: November 14, 2000                   /s/  Rosalind B. Resnick
                                          -----------------------------------
                                          Rosalind B. Resnick
                                          Chief Executive Officer, President,
                                             Chairman of the Board of Directors,
                                             and Treasurer (Principal
                                             Executive Officer)

Date: November 14, 2000                   /s/  Robert A. Mattes
                                          -----------------------------------
                                          Robert A. Mattes
                                          Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)